Form 10-K
period 1993-12-31
AMERICAN STANDARD INC
filed 1994-03-30
CIK 5850

UNITED  STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                 Form 10-K

[ X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1993

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
For the transition period from                  to


                       Commission File Number 1-470

                           AMERICAN STANDARD INC
          (Exact name of registrant as specified in its charter)

          DELAWARE                                  25-0900465
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

1114 Avenue of the Americas,
    New York, New York                                10036
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code : (212) 703-5100 Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (Not applicable.)

Aggregate market value of the voting stock held by non-affiliates of the registrant: (Not applicable ; all of the voting stock of the Registrant is owned by its parent, ASI Holding Corporation.)

Number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 10, 1994:

Common Stock, $.01 par value                        1,000  shares

                   Documents incorporated by reference:
                                   None

                          AMERICAN STANDARD INC.

                        Annual Report on Form 10-K

                             December 31, 1993



                             TABLE OF CONTENTS


                                                                 Page

                                  PART I

Item 1.  Business                                                 1
Item 2.  Properties                                              15
Item 3.  Legal Proceedings                                       17
Item 4.  Submission of Matters to a Vote of Security Holders     17


                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                     19
Item 6.  Selected Financial Data                                 19
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     20
Item 8.  Financial Statements and Supplementary Data             39
Item 9.  Changes in and Disagreements on Accounting and
         Financial Disclosure                                    64


                                 PART III

Item 10. Directors and Executive Officers of the Registrant      65
Item 11. Executive Compensation                                  72
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                          77
Item 13. Certain Transactions and Relationships                  79


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8K                                              81

                                  PART I

ITEM 1.  BUSINESS

     American Standard Inc. and subsidiaries (the "Company"), with 89 manufacturing facilities in 27 countries, produces air conditioning systems, bathroom and kitchen fixtures and fittings, and braking systems for heavy trucks and buses. In 1993 the Company had sales of $3.8 billion. The Company, which traces its roots to the nineteenth century, is organized into three business segments: the Air Conditioning Products Segment, the Plumbing Products Segment and the Transportation Products Segment.

     The Company's Air Conditioning Products Segment ("Air Conditioning Products") manufactures "applied" (custom-engineered, site-assembled) and "unitary" (self-contained, factory-assembled) air conditioning systems. Both the applied and unitary systems are sold primarily under the TRANE* name. In 1993 Air Conditioning Products, with revenues of $2,100 million, accounted for 55% of the Company's sales and 47% of its operating income. Air Conditioning Products derived approximately 15% of its total 1993 sales from operations outside the United States and over half from the replacement, repair and service markets, which in general are less cyclical than the new residential and commercial construction markets.

     The Company's Plumbing Products Segment ("Plumbing Products") manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL-STANDARD*, AMERICAN-STANDARD* and STANDARD* names. In 1993 Plumbing Products, with revenues of $1,167 million, accounted for 30% of the Company's sales and 38% of its operating income. Plumbing Products derived approximately 74% of its total worldwide 1993 sales from operations outside the United States.

     The Company's Transportation Products Segment ("Transportation Products") is a manufacturer of air brake and related systems principally for the commercial vehicle industry in Europe and Brazil. Transportation Products' most important products are pneumatic braking and related control systems and components (including antilock braking systems) marketed under the WABCO* name for medium-size and heavy trucks, tractors, buses and trailers. In 1993 Transportation Products, with sales of $563 million, accounted for 15% of the Company's sales and 15% of its operating income.

     The Company, a Delaware corporation, was incorporated in 1929. All of its common shares are owned by ASI Holding Corporation ("Holding"), a Delaware corporation that was formed in 1988 by Kelso & Company, L.P. ("Kelso"), to acquire the Company through a cash tender offer and subsequent merger (the "Acquisition"). The outstanding common shares of Holding are owned 73% by Kelso ASI Partners, L.P., an affiliate of Kelso, 17% by the American-Standard Employee Stock Ownership Plan (the "ESOP") and 10% by executive officers and other employees of the Company.

     The aggregate purchase price of the Acquisition was approximately $3.2 billion (including assumed debt), financed by approximately $350 million in equity financing provided by Kelso ASI Partners, L.P., the
- -------------------------------
* TRANE, IDEAL-STANDARD, AMERICAN-STANDARD, STANDARD, and WABCO are registered trademarks of the Company.

ESOP, certain officers and members of management (the "Management
Investors"), and an unrelated institutional purchaser of the Company's Exchangeable Preferred Stock and by approximately $2.8 billion in new and assumed debt.

     Since the Acquisition the Company has disposed of five of its non-core businesses for aggregate proceeds of $661 million. The net cash proceeds from these sales were used to repay bank debt.

Strategy

     Demand Flow Technology

     To enhance its position as a leader in each of its industries, in 1990 the Company began the implementation of Demand Flow throughout its operations. Under Demand Flow products are produced as and when required by the customer. To coordinate production more precisely with customer demand the production process is streamlined, work cells are utilized, and quality control is integrated into each major step of the manufacturing process, instead of being limited to a final inspection of the finished product. The benefits of Demand Flow include better customer service, increased inventory turnover rates, quicker response to changing market needs, improved quality control, higher productivity, and reduced requirements for working capital and manufacturing and warehouse space.

     Principally as a result of significant progress in implementing Demand Flow, the Company achieved an aggregate $251 million reduction in inventories for the years 1990 through 1993. Where Demand Flow has been implemented product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced from months to days and from weeks to hours, and, on average, inventory turnover rates have more than doubled. The Company believes that as a result of the introduction of Demand Flow employee productivity has risen significantly, and without reducing production capacity the Company has been able to free more than two million square feet of manufacturing and warehouse space for possible expansion, plant consolidation, or other uses.

     Globalization

     To counteract the cyclical nature of its businesses, the Company has as one of its major strategic objectives the further expansion of its already global presence. The Company derived 45% of its 1993 sales and 56% of its operating income from countries outside the United States. Air Conditioning Products plans to continue to expand its operations in Europe and is currently in the process of establishing additional joint ventures in Australia and in the People's Republic of China ("PRC"). Plumbing Products, which already has the widest global presence in its industry, recently expanded its markets through joint ventures in Eastern Europe, Spain, and Portugal and will continue this approach. Plumbing Products is significantly expanding its operations in the PRC through a new holding company which is establishing a number of joint ventures to manufacture, market, and distribute bathroom and kitchen fixtures and fittings and related products. The Company believes that this expansion will strongly enhance its global position in the plumbing products business by obtaining, with a low capital contribution, a significant position in the very large and rapidly growing market in the PRC. The Company will contribute $10 million plus its interest in an existing PRC sanitaryware manufacturer to the holding company in exchange for an initial ownership interest of 21% but with provisions for effective control over day-to-day operations. Transportation Products, headquartered in Europe, has established an operation in Spain, is in the process of establishing joint ventures in Eastern Europe and the PRC, and expects to expand its existing joint ventures in Japan and the United States over the long term.


Air Conditioning Products Segment

     Air Conditioning Products began with the acquisition by the Company in February 1984 of The Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE name. In 1993 Air Conditioning Products, with revenues of $2,100 million, accounted for approximately 55% of the Company's sales and 47% of its operating income. Air Conditioning Products derived approximately 15% of its sales in 1993 from operations outside the United States and over half from the replacement, repair, and service markets, which in general are less cyclical than the new-construction market.

     Air Conditioning Products manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, dehumidify or humidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves field installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Air Conditioning Products manufactures and distributes mini-split units, principally in Europe and the Far East.

     Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are higher than on sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally acceptable refrigerants.

     Many of the products manufactured by Air Conditioning Products utilize chlorofluorocarbons ("CFC's") and hydrochloroflourocarbons ("HCFC's") as refrigerants. Various federal and state laws and regulations, principally the 1990 Clean Air Act Amendments, require the eventual phase-out of the production and use of these chemicals because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants will require replacement or modification of much of the air conditioning equipment already installed, which management believes will present a new market opportunity. In order to ensure that the Company's products will be compatible with the substitute refrigerants, Air Conditioning Products has been working closely with the manufacturers that are developing substitutes for those refrigerants to be phased out. Air Conditioning Products has incurred and will continue to incur research and development costs in this effort. These costs and the substitution of alternative refrigerants are not expected to have a material adverse impact on Air Conditioning Products. (See "General -- Regulations and Environmental Matters.")

     Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary air conditioning products. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future could require substantial research and development expense and capital expenditures to maintain compliance.

     The continuing implementation of Demand Flow by Air Conditioning Products has helped provide better service to customers, better-quality products and shorter product manufacturing cycle times, in many cases reduced from months to days and from weeks to hours. In addition, Demand Flow has resulted in greater productivity, lower cost for quality control, and improvement in inventory turnover rates, which have more than doubled since 1989 and are expected to improve further.

     Air Conditioning Products has 27 manufacturing plants in 7 countries, employing 14,900 people.

     Air Conditioning Products comprises three operating groups: Unitary Products, Commercial Systems, and International.

     Unitary Products Group

     Unitary Products, which accounted for approximately 42% of Air Conditioning Products' 1993 sales, manufactures and distributes products for residential and commercial unitary applications in the United States. This group benefits the most from the growth of the replacement market for residential and commercial air conditioning systems. Other major suppliers in the unitary market are Carrier, Intercity Products, Rheem, and Lennox.

     Commercial unitary products range from 2 to 120 tons and also include combinations of air conditioners, heat pumps, and gas furnaces, along with variable-air-volume equipment and system controls. Typical applications are in retail stores, small-to-medium-size office buildings, manufacturing plants, restaurants, and commercial buildings located in office parks and strip malls. These products are sold through the Commercial Systems Group sales locations as well as through independent wholesale distributors and dealer/contractors, who sell and install the equipment.

     Residential central air conditioning products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, and coils. These products are sold through independent wholesale distributors and also directly to dealer/contractors, who sell and install the units for homeowners.

     The Company also markets an AMERICAN-STANDARD brand name product to serve distributors who typically carry other products in addition to air conditioning products.


     Commercial Systems Group

     Commercial Systems, which accounted for approximately 37% of Air Conditioning Products' 1993 sales, manufactures and distributes products in the United States for sale in the U.S. and Canada for air conditioning applications in larger commercial, industrial, and institutional buildings. Other major suppliers of commercial systems are Carrier, York, and Snyder-General.

     Commercial Systems distributes its products through 81 sales offices. Twenty-seven of these offices are Company-owned and 54 are franchised. In 1993 the Company acquired the franchises in New York City; Birmingham, Alabama; and Columbia, South Carolina, and early in 1994 the Toronto, Canada, office and expects to continue to acquire major sales offices from its franchisees.

     Over the last few years Commercial Systems has added additional aftermarket business activities, such as emergency rentals of air conditioning equipment. Also, the group has expanded its line to include components for converting installed centrifugal chiller products to use more environmentally acceptable refrigerants.

     During 1993 the Company achieved excellent market acceptance of new products such as the high-efficiency centrifugal chiller, expanded air cooled series R chiller line, and the new fan coil line. Integrated Comfort Systems continue to grow as a percentage of total sales. Indoor air quality is emerging as a significant new application that can be well served by the Company's product lines.

     International Group

     The International Group, which accounted for approximately 21% of Air Conditioning Products' 1993 sales, manufactures applied and unitary products in foreign facilities operated by subsidiaries and joint ventures and exports many of the products manufactured in the United States by the Unitary Products and Commercial Systems Groups.

     Air Conditioning Products expects to continue the expansion of its presence outside the U.S. In France, in addition to its plants opened earlier in Epinal and Charmes, in late 1991 the group opened a plant in Mirecourt to build mini-splits and air moving products known as fan coils utilizing Demand Flow technology. The fan coil line is tailored to the European market, and the mini-split products are being sold in Europe, the Middle East, and the Far East. An operation was opened in 1992 in Colchester, U.K., to provide large air handling products to the U.K. Like the Commercial Systems Group, the International Group has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment installed around the world.

     The Company has increased its presence in Asia by expanding its operations in Malaysia, purchasing an air conditioning and distribution firm in Taiwan in 1990, and entering into a sales and manufacturing joint venture in Thailand in 1991. In 1992 a joint venture in Egypt commenced operations. The Company is also in negotiation to form additional air conditioning joint ventures in Australia and the PRC. An important new product for the Far East markets, which went into production in 1992 in Malaysia, was a double-walled air handler designed for ease of manufacture and compatibility with the Demand Flow manufacturing process.

Plumbing Products Segment

     Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL-STANDARD, AMERICAN-STANDARD, and STANDARD names. In 1993 Plumbing Products, with revenues of $1,167 million, accounted for 30% of the Company's sales and 38% of its operating income. Plumbing Products derived approximately 74% of its total 1993 sales from operations outside the United States.

     Approximately 53% of Plumbing Products' sales consists of vitreous china fixtures, 26% consists of fittings (typically brass), 7% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the United States sales through the retail channel have continued to grow and accounted for approximately 20% of U.S. Plumbing Products' sales in 1993. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.

     Plumbing Products currently employs approximately 16,100 people throughout the world and, including affiliated companies, has 52 manufacturing plants in 22 countries. Plumbing Products operates through three primary geographic groups: European Plumbing Products, the Americas Group (comprising U.S. Plumbing Products and Americas International), and the Far East Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development, and manufacturing, with
manufacturing facilities in Europe, the U.S., and Mexico.   Worldwide
Fittings sales and operating results are reported in the three primary geographic groups within which it operates.

     European Plumbing Products, which sells products primarily under the brand name IDEAL-STANDARD, manufactures and distributes bathroom and kitchen fixtures and fittings in Europe through its wholly owned operations in Germany, Italy, France, England and Greece; its majority-owned subsidiaries in the Czech Republic and Bulgaria; its joint ventures in France, Spain, and Portugal; and in Egypt through a wholly owned subsidiary and a joint venture. U.S. Plumbing manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN-STANDARD and STANDARD in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN-STANDARD, IDEAL-STANDARD, and STANDARD, through its wholly owned operations in Mexico, Canada, and Brazil and its majority-owned subsidiaries in Central America. The Far East Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN-STANDARD, IDEAL-STANDARD, and STANDARD through its wholly owned operations in South Korea, its majority-owned operations in Thailand, the Philippines, and the People's Republic of China, and its manufacturing joint venture in Indonesia. Sales of the Far East Group subsidiaries on average have been growing over the last three years at an annual rate of more than 10%.

     In 1991 the Company purchased 32% of Etablissements Porcher ("Porcher"), the leading French manufacturer and distributor of plumbing products with manufacturing facilities for ceramic fixtures, cast iron and acrylic bathtubs, brass fittings, and plastic components in seven locations and with company-owned distribution outlets throughout France. In line with its goal of increased globalization, in 1992 the Company expanded the operations of one of its joint ventures in Egypt and established operations in the Czech Republic and Bulgaria and joint ventures in Spain and Portugal. The Company is also significantly expanding its operations in the People's Republic of China as previously described.

     The market for the Company's plumbing products is divided into the replacement and remodeling market and the new-construction market. The replacement and remodeling market accounts for about 60% of the European and U.S. groups' sales but only about 40% of the sales of the Far East group, for which new construction is more important. In the United States and Europe the replacement and remodeling market has historically been more stable than the new-construction market and has shown moderate growth over the past several years. The new-construction market has generally been declining in Europe in recent years. In the U.S. it hit its recent low in early 1991 but had some recovery in 1992 and 1993. The new-construction market, in which the product selection is made by builders or contractors, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market consumers are the purchasers, and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Although management believes it must continue to offer a full line of fixtures and fittings in order to support its distribution system, Plumbing Products' current strategy is to focus on increasing its sales of higher-margin products in the middle and upper segments of both the remodeling and new-construction markets.

     In an effort to capture a larger share of the replacement and remodeling market, over the last few years Plumbing Products has introduced a variety of new products tailored to suit customer tastes in each country. New offerings include additional colors and ensembles, bathroom suites from internationally known designers, and electronically controlled products. Faucet technology is centered on lifetime ceramic disc cartridges, anti-scald features, and low lead content to meet emerging consumer and legislative requirements.

     Plumbing Products also has continued its programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

     In the United States a Retail Products Division has been established to focus on the unique needs of the growing retail home center industry, using products sourced from several of the Company's manufacturing locations throughout the world. This market channel accounted for about 20% of the U.S. Plumbings' sales in 1993, and this proportion is expected to grow.

     Water-saving fixtures and fittings have been a major focus of Plumbing Products for the past six years, particularly in light of recent water shortages experienced in a number of areas of the U.S. The Company produces one of the most extensive lines of water-saving toilets available in the United States. Manufacture of water-saving toilets is mandated for residential use by federal law commencing in January 1994.

     Many of the Company's bathtubs are made from a proprietary enameled-steel composite AMERICAST*, which has gained an increasing share of the worldwide market. Products made from the composite AMERICAST have the durability of cast iron with only one-half the weight and are characterized by improved resistance to breaking and chipping. AMERICAST tubs are easier to ship, handle, and install and are less expensive to produce than cast iron tubs. Use of this advanced material was extended to kitchen sinks, bathroom lavatories, and other products during 1991 and 1992.
- --------------------
* AMERICAST is a registered trademark of the Company.

     Plumbing Products is converting to Demand Flow technology in all plants. In addition, new techniques are being applied at all principal stages of production, including CAD/CAM for mold-making; computer-controlled casting, drying and spraying; and state-of-the-art kilns as well as faster ceramic molding techniques.

     In the U.S. Plumbing Products has several important competitors, including Kohler Company and Masco Corporation in selected product lines. There are also important competitors in foreign markets, for the most part operating nationally. Friederich Grohe GmbH, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe Villeroy & Boch and Sanitec are the major fixtures competitors, and in the Far East Toto is the major competitor.


Transportation Products Segment

     Transportation Products manufactures air brake and related systems for the commercial vehicle industry in Europe and Brazil and markets under the WABCO name. Transportation Products' most important products are pneumatic braking and related control systems and components (including antilock braking systems ("ABS")) for medium-size and heavy trucks,
tractors, buses and trailers.   In 1993 Transportation Products, with
sales of $563 million, accounted for 15% of the Company's sales and 15% of its operating income. The Company believes that Transportation Products is the worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

     The Company's transportation products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are Daimler-Benz, Volvo, Renault, Iveco, Ford, and SAAB Scania. Principal competitors are Knorr, Robert Bosch, and Bendix.

     The European market for new trucks, buses, trailers, and replacement parts declined significantly in 1992 and 1993. Despite the decline in the replacement market Transportation Products' share of sales to that market increased. European legislation mandating the phase-in of ABS beginning in 1991 has had a positive impact on sales and is expected to continue to do so. The Brazilian market recovered somewhat in 1993 after declining in 1992 because of political and economic uncertainties.

     The WABCO ABS system, which the Company believes leads the market, has been installed in over 550,000 heavy trucks, buses, and trailers in Europe since 1981. Annual sales volume has significantly increased in recent years to approximately 120,000 units in 1993. In addition, Transportation Products has developed electronically controlled pneumatic gearshifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for Transportation Products. Significant progress was made in 1992 and 1993 in market acceptance of electronically controlled systems. New products under development are an advanced electronic braking system and additional electronic drive line control systems.

     Demand Flow manufacturing methods have resulted in improved customer service and product quality -- two primary goals for Transportation Products. In addition, Transportation Products has developed and implemented an electronic data interchange system, which links certain customers directly to Transportation Products' information systems, providing timely, error-free information and just-in-time delivery to the customer.

     Transportation Products and affiliated companies have 10 manufacturing facilities and 8 sales organizations with operations in 14 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, and Brazil. Transportation Products has joint ventures in the United States with Rockwell International (Rockwell WABCO), in Japan with Sanwa Seiki (SANWAB), in Spain with DIMETAL (WABCO DIMETAL), and in India with TVS Group (Clayton Sundaram). There are also licensees in the People's Republic of China and Poland.

     In January 1994 the Company acquired a 70% interest in Deutsche Perrot-Bremsen GmbH ("Perrot") through a joint venture arrangement to conduct all engineering, manufacturing, and sales activities of Perrot's brake business. Through this venture the Company will be able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

     Since 1991 ABS systems for commercial vehicles have been gaining acceptance in the United States and Japan, where Transportation Products participates through its joint venture operations. Rockwell WABCO is now a supplier of WABCO systems to Freightliner, Mack, Volvo-GM, Kenworth, Peterbilt, and other vehicle manufacturers in North America. SANWAB supplies Hino, Nissan and trailer manufacturers in Japan. Should legislation or regulations making ABS mandatory become effective in the United States or other countries, Transportation Products is, it believes, in a good position to take advantage of the opportunity.

     Transportation Products employed approximately 4,900 people as of December 31, 1993.

General

     Raw Materials

     The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, and electronics. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to its operations. The Company is working closely with its suppliers to integrate them into the Demand Flow manufacturing process by developing with them just-in-time supply delivery schedules to coordinate with the Company's customer demand and delivery schedules. The Company expects this closer working relationship to result in better control of inventory quantities and quality and lower related overhead and working capital costs. The energy and materials required for its manufac-turing operations have been readily available, and the Company does not foresee any significant shortages.

     Patents, Licenses and Trademarks

     The Company's operations are not dependent to any significant extent upon any single or related group of patents, licenses, franchises or concessions. The Company's operations also are not dependent upon any single trademark, although some trademarks are identified with a number of the Company's products and services and are of importance in the sale and marketing of such products and services. Some of the more important of the Company's registered trademarks are:

Air Conditioning Products         TRANE
                                  AMERICAN-STANDARD

Plumbing Products                 AMERICAN-STANDARD
                                  IDEAL-STANDARD
                                  STANDARD

Transportation Products           WABCO
                                  WABCO WESTINGHOUSE
                                  CLAYTON DEWANDRE

     The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

     Research and Product Development

     The Company incurred costs of approximately $43 million in 1993, $40 million in 1992, and $36 million in 1991 on research activities and product development and improvement. Any amount spent on customer-sponsored activities in those years was insignificant.

     Regulations and Environmental Matters

     The Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. A number of the Company's plants are in the process of making changes or modifications to comply with such laws and regulations. The Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Additional sites may be identified for environmental remediation in the future, including properties previously transferred by the Company and with respect to which the Company may have contractual indemnification obligations.
Expenditures in 1992 and 1993 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity. However, the Company cannot estimate at this time the ultimate aggregate costs of remedial actions, including those already identified and similar additional ones, because of (a) uncertainties surrounding the nature and application of environmental regulations, (b) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party, (c) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions, (d) the number of contributors and the financial capacity of others to contribute to the cost of remediation at specific sites and (e) the time periods over which remediation may occur.

     The Company's foreign operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States. The Company believes it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations.

     Although there is currently no federal standard for lead discharge into drinking water, the Federal Safe Drinking Water Act imposes a limit on the lead content of plumbing fittings of 8% by weight. In addition, the U.S. Environmental Protection Agency is considering proposing a maximum federal standard of approximately 11 to 15 parts per billion of lead leachate from faucets in drinking water.

     The Company, along with 15 other major manufacturers of plumbing fittings, was made a party to a lawsuit initiated by the State of California in December 1992 seeking damages and other relief, alleging that faucets sold by the parties discharged lead into drinking water in excess of minimum standards allegedly established by Proposition 65. Pursuant to Proposition 65, a discharge of lead into a source of drinking water in excess of 0.5 micrograms per day is prohibited, although the State of California has not yet established any methodology for measuring this discharge. The Company believes that the lead limitations should not apply to faucets because faucets are not a "source" of drinking water as contemplated by the legislation (e.g., reservoirs, streams, etc.). Although most of the Company's fittings contain and discharge some amount of lead, the lead content of the Company's fittings is one of the lowest in the industry, and all of the Company's fittings will fall below the proposed federal discharge standard and fall below current federal weight standards mentioned above. The Company believes its exposure in the California suit is minimal, if any. The Company also believes that its low-lead fittings and its continuing efforts to further reduce lead content will afford the Company a competitive edge.

     In September 1987 the United States became a signatory to an international agreement known as the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"). The Montreal Protocol requires its signatories to reduce production and consumption of CFC's.
In November 1992 the Montreal Protocol was amended in Copenhagen, Denmark, to phase out all except critical uses of CFC's by January 1, 1996, and to limit consumption of HCFC's beginning in 1996 and phase them out completely by 2030. In 1988 the EPA issued regulations implementing the Montreal Protocol in the United States. Mexico, the Federal Republic of Germany, the United Kingdom, France and other countries have also become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate CFC's could differ from the approach taken in the United States.

     The 1990 Clean Air Act Amendments (the "CAAA") implement the Montreal Protocol by establishing a program for limiting the production and use of CFC's and other ozone-depleting chemicals. Under the CAAA the production and consumption of "Class I substances," including CFC's, are being phased out, and most are currently scheduled to be banned completely by 1996.

     The EPA has taken final action to totally phase out production of CFC's by 1996 and phase out production of the long-lived HCFC's, such as HCFC-22, for use in new equipment by 2010 and totally by 2020, while adopting the current CAAA schedule for the short-lived HCFC's, such as HCFC-123, by phasing them out for use in new equipment by 2020 and completely out of production in 2030.

     The Company derived significant revenues in 1993 and prior years from sales of air conditioning products utilizing Class I substances, particularly CFC-11. However, the more recent versions of these products are designed to operate with substitute short-lived Class II substances, such as HCFC-123, which, the Company believes, under current proposals is not likely to be subject to a phase-out accelerated from the 2020/2030 schedule of the CAAA, or with refrigerants that do not affect ozone and are not regulated at all. Beginning with orders accepted after January 1, 1993, Air Conditioning Products ceased selling CFC-11 with any of its products.

     The Company continues to derive substantial revenues from servicing and repairing installed equipment that uses Class I substances. The emissions from servicing and repairing of equipment that uses Class I substances were regulated by the EPA beginning in mid-1993, although the Company does not expect these regulations to have a material adverse effect on its operations. The Company believes that these regulations will have the effect of generating additional parts and service revenues, as existing air conditioning equipment operating on CFC-11 is converted to HCFC-123 or replaced, although this is likely to happen only over a number of years and the Company is unable to estimate the magnitude or timing of such additional revenues. In addition, the Company currently offers a number of products that improve the operation of existing installed equipment using alternative refrigerants.

     Prior to the effectiveness of any prohibition on use of Class I or Class II substances it will be necessary for the Company and its competitors to address the need to substitute permitted refrigerants for the Class I and Class II substances used in its products. Adoption of the new refrigerants will require replacement or modification of much of the air conditioning equipment already installed. The Company has been working closely with the manufacturers of refrigerants that are developing substitutes for the CFC's and HCFC's to be phased out in order to ensure that its products will be compatible with the substitutes. Although the Company believes that its commercial products will not require substantial modification to use substitutes, residential and light commercial products produced by the Company and its competitors may require modification for substitute refrigerants. The costs of the substitution of alternative refrigerants are industrywide product modification costs that are expected to be reflected in product pricing and accordingly are not expected to have a material adverse impact on the Company.

     Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary air conditioning products. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future could require substantial research and development expense and capital expenditures to maintain compliance.

ITEM 2. PROPERTIES

     The Company conducts its manufacturing activities through 89 plants, of which the principal ones are as follows:
                                           Major Products
Industry Segment   Location                Manufactured at Location
Air Conditioning   Clarksville, TN         Commercial unitary air conditioning
  Products                                   systems
                   Fort Smith, AK          Commercial unitary air conditioning
                                             systems
                   La Crosse, WI           Applied air conditioning systems
                   Lexington, KY           Air handling products
                   Macon, GA               Commercial air conditioning systems
                   Pueblo, CO              Applied air conditioning systems
                   Rushville, IN           Air handling products
                   Trenton, NJ             Residential gas furnaces and air
                                             handlers
                   Tyler, TX               Residential air conditioning
                   Waco, TX                Water source heat pumps and air
                                             handling products
                   Charmes, France         Applied air conditioning systems
                   Epinal, France          Applied air conditioning
                                             systems
                   Mirecourt, France       Mini-splits and air handling
                                             products

Plumbing Products  Salem, OH               Enameled-steel fixtures and acrylic
                                             bathtubs
                   Tiffin, OH              Vitreous china
                   Trenton, NJ             Vitreous china
                   Toronto, Canada         Vitreous china and enameled-steel
                                             fixtures
                   Hull, England           Vitreous china and acrylic bathtubs
                   Middlewich, England     Vitreous china
                   Dole, France            Vitreous china and acrylic bathtubs
                   Neuss, Germany          Vitreous china
                   Wittlich, Germany       Brass plumbing fittings
                   Orcenico, Italy         Vitreous china
                   Brescia, Italy          Vitreous china
                   Mexico City, Mexico     Vitreous china, water heaters
                   Monterrey, Mexico       Brass plumbing fittings
                   Bangkok, Thailand       Vitreous china

Transportation     Campinas, Brazil        Braking equipment
  Products         Leeds, England          Braking equipment
                   Claye-Souilly, France   Braking equipment
                   Hannover, Germany       Braking equipment

     Except for the property located in Mirecourt, France, all of the plants described above are owned by the Company or a subsidiary. The properties listed above located in the United States, Canada, and the U.K. are subject to mortgages securing the Company's obligations under the Credit Agreement. The Company is obligated to mortgage the properties listed above located in France (other than the property located in Mirecourt) to secure certain obligations under the Credit Agreement and related documents. In addition, to the extent required by the respective indentures pursuant to which the Senior Securities were issued, the obligations of the Company under the Senior Securities are secured by mortgages on principal U.S. properties of the Company equally and ratably with the Company's indebtedness under the Credit Agreement and certain related indebtedness. See Note 8 of Notes to Consolidated Financial Statements for a further description of the lending agreements. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

     In 1993 Air Conditioning Products' plants, both in the United States and abroad, operated at satisfactory levels of utilization which overall were moderately below capacity.

     In 1993 Plumbing Products' plants outside the United States operated at levels of utilization which varied from country to country but overall were satisfactory. Potteries (plants which produce vitreous china goods) located in the United States also operated at levels which management believes to be satisfactory, while other domestic facilities operated well below capacity in 1993. In 1992 the cast iron production facility in Louisville, Kentucky, was closed and contracts were established with third-party suppliers for some cast iron products.

     Transportation Products' plants generally operated significantly below capacity in 1993 because of the market decline in Europe.

     Employees

     The Company employed approximately 36,000 people (excluding employees of unconsolidated joint ventures) at December 31, 1993. The Company has a total of 18 labor union contracts in North America (covering 8,000 employees), 7 of which expire in 1994 (covering 1,500 employees) and 6 of which expire in 1995 (covering 2,000 employees). The Company also has a total of 40 labor contracts outside North America (covering approximately 18,000 employees). The Company did not experience a material work stoppage in 1993.

     The Company believes relations with its employees are generally satisfactory and does not anticipate problems in renegotiating labor contracts in the future that would materially affect operating income.

     Customers

     The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

    International Operations

     The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Central American countries, Malaysia, the People's Republic of China, the Philippines, South Korea, Thailand, and Egypt. In addition, the Company conducts business through affiliated companies in which the Company owns 50% or less of the stock or the partnership.

     Because the Company has manufacturing and sales operations in 32 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The allocation of purchase costs which resulted from the Acquisition increased the asset exposure of foreign operations from an accounting perspective; however, since June 29, 1988, the date of the Merger, the effects of exchange volatility have been ameliorated by the fact that a portion of the Company's borrowings has been denominated in foreign currencies.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been made a defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of a purported class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, which was filed on March 5, 1993, in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates Federal antitrust laws and demands $680 million in damages (which are subject to trebling under the antitrust laws) and injunctive relief. The Company has filed an answer denying all claims and is preparing to defend itself vigorously. The issue of whether Entech may maintain this action as a class action is pending before the court. In management's opinion the litigation should not have any material adverse effect on the financial position, cash flows, or results of operations of the Company.

     There are no other material legal proceedings. For a discussion of German tax issues see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources". For a discussion of environmental issues see "ITEM 1. BUSINESS
- -- Regulations and Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    By the unanimous written consent of the sole holder of the common stock of the Company dated as of December 2, 1993, the following individuals were elected as directors of the Company, each to serve in office until the next annual meeting of the stockholder of the Company or until such individual's respective successor shall have been elected and shall qualify, or until such individual's earlier death, resignation or removal as provided in the By-laws of the Company:

    Horst Hinrichs                    Frank T. Nickell
    Emmanuel A. Kampouris             J. Danforth Quayle
    George H. Kerckhove               John Rutledge
    Shigeru Mizushima                 Joseph S. Schuchert

                                   THIS

                                   PAGE

                                   LEFT

                                   BLANK

                               INTENTIONALLY

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's only issued and outstanding common equity, 1,000 shares of common stock $.01 par value, is owned by Holding. There is no established public trading market for these shares.

    There were no dividends declared on the Company's common stock in 1992 and 1993.

ITEM 6. SELECTED FINANCIAL DATA
                                   Year ended December 31,
                           1993       1992        1991        1990       1989
                                      (Dollars in Millions)
Income Statement Data:
Sales                      $3,830    $3,792       $3,595      $3,637     $3,334

Loss from continuing
 operations before extra-
 ordinary loss and cumula-
 tive effects of changes in
 accounting methods          (117)      (57)        (111)(a)     (54)       (33)

Loss from discontinued
    operations                  -         -            -           -        (12)

Extraordinary loss on re-
  tirement of debt (b)        (92)        -            -           -          -
Cumulative effects of
    changes in accounting
    methods                     -         -          (32)(c)       -       (182)(d)
Net loss                   $ (209)   $  (57)      $ (143)     $  (54)    $ (227)
                           ======    ======       ======      ======     ======
Balance Sheet Data
  (end of period):
Total assets               $2,991    $3,136       $3,285      $3,511     $3,621
Long-term debt              2,298     2,046        2,117       2,219      2,296
Exchangeable preferred
  stock                         -       133          117         104         91

(a)  Includes $22 million loss on the sale of Tyler Refrigeration.
(b) The retirement of debt in 1993 resulted in an extraordinary charge of $92 million (including call premiums, the write-off of deferred debt issuance costs, and loss on cancellation of foreign currency swap contracts) on which there was no tax benefit (see Notes 5 and 8 of Notes to Consolidated Financial Statements).
(c) Represents the cumulative effect of the accounting changes related to (i) postretirement benefits other than pensions and (ii) warranty contract revenues at January 1, 1991. The cumulative effect of these accounting changes increased the net loss in the year by a total of $32 million (net of the tax effect).
(d) Represents the cumulative effect of the change in accounting for income taxes upon the adoption of FAS 109. In 1991 the Company elected to adopt FAS 109 and to apply the provisions retroactively to January 1, 1989.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        As a result of the Acquisition, results of operations include purchase accounting adjustments and reflect a highly leveraged capital structure.
                                                  Sales
                                         Year Ended December 31,
                                       1993        1992        1991
                                          (Dollars in millions)
Air Conditioning Products(a)         $2,100      $ 1,892     $ 1,836
Plumbing Products                     1,167        1,170       1,018
Transportation Products                 563          730         741
     Sales                           $3,830      $ 3,792     $ 3,595
                                     ======      =======     =======

     Operating Income (Loss) Before Income Taxes, Extraordinary Loss, and Cumulative Effects of Changes in Accounting Methods

                                        Year Ended December 31,
                                     1993        1992        1991
                                          (Dollars in millions)
Air Conditioning Products(a)         $133        $ 104       $  55
Plumbing Products                     108          108          66
Transportation Products                41           88         121
     Operating income                 282          300         242

Interest expense                     (278)        (289)       (286)
Corporate items(b)                    (85)         (63)        (44)
Loss before income
  taxes, extraordinary loss, and
  cumulative effects of changes
  in accounting methods              $(81)       $ (52)      $ (88)
                                     ====        =====       =====

     (a) For 1991 the amounts presented for Air Conditioning Products include the following amounts for Tyler Refrigeration (which was sold on September 30, 1991): sales of $99 million and operating loss of $18 million (including a $22 million loss on the sale).

     (b) Corporate items include administrative and general expenses, accretion charges on postretirement benefit liabilities, minority interest, foreign exchange transaction gains and losses, and miscellaneous income and expense.

     The following section summarizes the Company's consolidated results of operations and then discusses the results of its three operating segments. The Company's businesses are cyclical. Air Conditioning Products and Plumbing Products are particularly affected by the level of residential and commercial building activity.

     The following table presents a summary of statistics on U.S.
non-residential construction activity and housing starts for the years 1989 through 1993.

                         U.S. Non-
                      Residential
                        Contract
                         Awards            U.S. Housing
                       (Millions  % Change    Starts     % Change
                       of square    Year   (Thousands of   Year
                        feet)(a)   to Year   units)(b)    to Year
1989                       1,322      - 1%         1,376      - 8%
1990                       1,155      -13%         1,193      -13%
1991                         953      -17%         1,015      -15%
1992                         903      - 5%         1,200      +18%
1993 (c)                     930      + 3%         1,290      + 7%

(a)  Source: F.W. Dodge Division, McGraw Hill, Inc.

(b)  Source: U.S. Department of Commerce, Bureau of Census.

(c)  Preliminary data.

     The market for replacement sales and servicing of air conditioning and plumbing products, which accounts for a substantial portion of sales for Air Conditioning Products and Plumbing Products, is less cyclical and sometimes countercyclical.

     The following table presents a summary of statistics on unit production of trucks, buses, and trailers in excess of six tons in Western Europe for the years 1989 through 1993 (units in thousands).

                   Western Europe  % Change   Western Europe   % Change
                    Truck and Bus    Year        Trailer         Year
                     Production(a)  to Year      Production(a) to Year

1989                    376            4%          125              9%
1990                    343           -9%          128              2%
1991                    353            3%          139              9%
1992                    314          -11%          115            -17%
1993                    223          -29%           88            -23%

(a) Principal sources: Verband der Deutschen Automobilindustrie (Germany); Society of Motor Manufacturers and Traders (United Kingdom); and Chambre Syndicate des Constructeurs Automobiles (France).

 1993 Compared with 1992

     U.S. housing starts increased by 7% in 1993 from the 1992 level, which was up 18% over 1991 after four consecutive years of decline. U.S. non-residential contract awards increased by 3% in 1993 after five years of decline. The 1993 improvement in housing starts came in the second half of the year with third- and fourth-quarter starts up 10% and 12%, respectively, over the preceding quarter. The gain in non-residential awards occurred over the last nine months of 1993. Western European truck and bus production declined 29% in 1993 after an 11% decline in 1992. However, the rate of decline in the truck market slowed in the fourth quarter of 1993.

     Consolidated sales for 1993 were $3.83 billion, an increase of 1% (6% excluding the unfavorable effects of foreign exchange) over the $3.79 billion for 1992. A sales increase of 11% for Air Conditioning Products was partly offset by a sales decline for Transportation Products of 23% (16% excluding the unfavorable effects of foreign exchange). Sales for Plumbing Products were flat (but up by 9% excluding the effects of foreign exchange).

     Operating income for 1993 was $282 million, a decrease of $18 million, or 6% (but an increase of less than 1% excluding the effects of foreign exchange), from $300 million in 1992. The increase in operating income of 28% for Air Conditioning Products was more than offset by a 53% decrease in operating income for Transportation Products. Plumbing Products' operating income was flat (but increased 15% excluding the effects of foreign exchange). The gain for Air Conditioning Products was the result of higher volume, increased sales of higher-margin products, the benefits of manufacturing improvements, and the effects of restructuring and cost-containment efforts undertaken in 1991 and 1992, offset partly by the costs of further restructuring in 1993. For Plumbing Products the effects of increased volume for the Far East Group were offset partly by lower margins for the U.S. group and lower volumes and unfavorable foreign exchange effects for the European group. Transportation Products' operating income decreased primarily as a result of lower volumes due to reduced demand in depressed markets in Europe, offset partly by the effects of improvements in manufacturing efficiency.

Air Conditioning Products Segment


                                Year Ended December 31,
                             1993        1992         1991
                                 (Dollars in millions)

Sales:
  Domestic portion           $1,786      $1,572       $1,453
  Foreign portion               314         320          284
     Subtotal                 2,100       1,892        1,737
  Tyler Refrigeration             -           -           99
     Total                   $2,100      $1,892       $1,836
                             ======      ======       ======

Operating income (loss):
  Domestic portion           $  148      $  112       $   58
  Foreign portion               (15)         (8)          15
     Subtotal                   133         104           73
  Tyler Refrigeration             -           -          (18)(a)
     Total                   $  133      $  104       $   55
                             ======      ======       ======

Assets                       $1,167      $1,156       $1,174
Goodwill and purchase
  accounting adjustments
  included in assets            372         398          417
Capital expenditures             38          33           46(b)
Depreciation and
  amortization                   53          55           56(c)


(a) Includes $22 million loss on the sale of Tyler Refrigeration.

(b) Includes capital expenditures of Tyler Refrigeration of $1 million.

(c) Includes depreciation and amortization of Tyler Refrigeration of $3 million.

    The domestic portion of Air Conditioning Products is composed of the Unitary Products Group, the Commercial Systems Group (excluding Canada), and exports from the United States by the International Group. The foreign portion consists of the foreign-based operations of the International Group and the Canadian operations of the Commercial Systems Group.

    Sales and operating income of Air Conditioning Products both increased in 1993 despite the continuing recession in U.S. and Canadian commercial new construction and only moderate increase in residential new construction in the U.S. and despite the economic decline in Europe.
Sales of Air Conditioning Products, which accounted for approximately 55% of the Company's 1993 sales, increased by 11% (with little effect from foreign exchange) to $2,100 million in 1993 from $1,892 million in 1992. There was a significant sales increase for each of the three operating groups.

    Operating income of Air Conditioning Products increased year to year by 28% (with little effect from foreign exchange) to a record high of $133 million in 1993 from $104 million in 1992. The increase was attributable to gains achieved by all three groups.


    Unitary Products Group

    In 1993 sales of the Unitary Products Group, which accounted for approximately 42% of Air Conditioning Products sales, increased by 15% over the 1992 sales level. Residential markets were up 15%, as a result of an unusually hot summer in the northern United States and a 7% increase in housing starts. Sales of residential products increased by 18% year over year, principally because of higher volumes driven by the improved market, increased furnace sales in the replacement market, and a shift in the market to more efficient products, offset partly by the continuation from 1992 of price degradation due to competitive pressures. Commercial markets for unitary products were up 9% overall from the 1992 markets, as the commercial replacement market strengthened further. New-construction activity continued to struggle, however. Sales of commercial unitary products increased by 10% overall, primarily as a result of higher volume (driven by the strong replacement market for both light and large commercial products); a shift to higher-priced, higher-tonnage products; and a gain in market share for light commercial products due to the success of the large Voyager products (packaged rooftop air conditioners). As a result of these factors, together with product cost improvements, improved labor productivity, and the benefits of organizational restructuring which reduced the salaried workforce in 1992, the operating income for Unitary Products in 1993 increased by 43% year over year. This improvement was achieved even though 1993 included the initial start-up costs of the new national distribution center in St. Louis, Missouri, and higher advertising costs.

    Unitary Products' sales increased through the success of new and redesigned products introduced recently and improved distribution channels. Commercial products that were introduced included the 20-to-25-ton Voyager products in 1992, which more than doubled market share in that size range; commercial microprocessor-controlled products; a line of convertible air handlers; and rooftop and air cooled chiller products using more efficient scroll compressors. Residential products introduced included the American-Standard brand outdoor units and new lines of luxury and conventional retail residential products.

    Commercial Systems Group

    Sales of the Commercial Systems Group, which accounted for approximately 37% of Air Conditioning Products' sales, increased 10%, primarily on volume increases for most product lines, especially air handling systems and water chillers (principally due to improved replacement markets and increased market share), and increased revenue from Company-owned sales offices (acquisitions and volume growth). These gains were partly offset by lower volume in Canada, which continues to be adversely affected by recession. The non-residential new-construction market increased 3% in the United States in 1993, following decreases of 5% in 1992 and 17% in 1991. The non-residential replacement market was up by 6% over 1992.

    Operating income for Commercial Systems increased 12% in 1993 over the recession-affected amount of 1992. The increase was primarily the result of volume gains, improvements in manufacturing efficiency, operating expense reductions, and the benefits of restructuring actions taken in 1992. The effects of these factors were partly offset by slightly lower prices, increases in material, labor, and benefit costs, the costs of additional restructuring actions in 1993, and a larger loss in the weak Canadian market.

    Product development emphasis for Commercial Systems in 1993 and 1992 was on new compressor, heat transfer and microelectronic control technology; adaptation of products to refrigerants that comply with recent government regulations; energy-efficient products; products for the aftermarket and replacement market (which exceeded the new-construction market in both 1993 and 1992); and products redesigned to improve manufacturing productivity. This strategy benefited operations in 1993 and 1992, and the Company expects that this product development emphasis will result in greater sales over the next several years.

    International Group

    Sales of Air Conditioning Products' International Group, which accounted for approximately 21% of Air Conditioning Products' 1993 sales, increased 7% from those of 1992 (10% excluding the unfavorable effect of foreign exchange). Most of the gain was from higher volume in the Far East (especially Hong Kong, Taiwan, and export sales from the U.S.) resulting from expanded markets and increased penetration; higher export sales from the U.S. to the Middle East (markets were significantly stronger) and Latin America (improved penetration in a market that was up 20%); and higher volumes in Mexico. These gains were partly offset by lower sales in Europe (lower prices and volumes in a declining market). Markets were down in all European countries except the U.K., but the effect was partly offset by increased revenues from service companies acquired in 1992 and prior years. Market growth in the Far East was 6% overall, led by the PRC market, which was up by 21%. The sales growth in Hong Kong was driven by the very strong market in the PRC. Markets in Thailand also grew, and the Latin American market grew by 20%.

    Operating income for the International Group increased by approximately 39% in 1993. The increase was primarily the result of higher export sales from the U.S. to the Middle East and Far East, offset partly by a larger operating loss in Europe primarily because of the weak markets and lower margins, costs related to restructuring in response to the lower markets, and the unfavorable effects of lower volume on factory performance. Overall, income from the Far East and Latin America was essentially unchanged from the prior year, as volume gains were offset by increased costs related to expansion of distribution channels and joint ventures and development of new and improved products to support present and future growth.

    Environmental Matters

    For a discussion of environmental matters see "Business -- Regulations and Environmental Matters."

    Backlog

    The worldwide backlog for Air Conditioning Products at the end of 1993 was $407 million, up 13% from 1992, excluding the effects of foreign exchange. The backlog increased as a result of increased volume for the Commercial Systems Group, market penetration and improved distribution channels in the Middle East and Far East, and sales growth for commercial Unitary Products.


Plumbing Products Segment

                                  Year Ended December 31,
                               1993        1992         1991
                                 (Dollars in millions)

Sales:
  Foreign portion            $  865      $  885       $  783
  Domestic portion              302         285          235
     Total                   $1,167      $1,170       $1,018
                             ======      ======       ======
Operating income (loss):
  Foreign portion            $  131      $  124       $   93
  Domestic portion              (23)        (16)         (27)
     Total                   $  108      $  108       $   66
                             ======      ======       ======

Assets                       $  960      $1,002       $1,069
Goodwill and purchase
  accounting adjustments
  included in assets            376         392          447
Capital expenditures             46          48           40
Depreciation and
  amortization                   49          49           48

     The foreign portion of Plumbing Products is composed of the European Plumbing Products Group, the Americas International Group, and the Far East Group. The domestic portion of sales and operating results is generated primarily by the U.S. Plumbing Products Group and by export sales from the U.S.

     Sales of Plumbing Products in 1993, at $1,167 million, which accounted for approximately 30% of the Company's 1993 sales, were at essentially the same level as the $1,170 million of sales in 1992 (but increased by 9% excluding the unfavorable effects of foreign exchange). Sales increases of 42% for the Far East Group (46% excluding foreign exchange), 9% for the Americas International Group (14% excluding foreign exchange), and 6% for the U.S. Plumbing Products Group were offset partly by a sales decrease of 10% for the European Plumbing Products Group (which had a 4% increase excluding the effects of foreign exchange).

     In 1993 operating income of Plumbing Products was $108 million, the same amount as in 1992, but excluding the unfavorable effects of foreign exchange operating income increased by 15%. The increase (on an exchange-adjusted basis) was attributable primarily to increased profitability for the Far East Group and for the Americas International Group, offset partly by a decline for the U.S. group.

     European Plumbing Products Group

     Sales of the European group, which accounted for approximately 51% of Plumbing Products' sales for 1993, decreased 10% in 1993 from 1992 but increased by 4% excluding the unfavorable effects of foreign exchange.
The exchange-adjusted gain resulted from price increases, especially in Italy, Germany, the U.K., and Greece, offset partly by lower volume in most countries because of depressed markets. In Italy sales were up with price increases for most product lines, offset partly by lower volume and a less favorable product mix. The German market was stable in total, as price gains were offset by volume and mix declines. Greece, which had been in recession for three years, recovered somewhat in 1993. The European group's strength has been sales in the replacement market, which has more than made up for the effects of poor new-construction markets.

     Operating income for the European group decreased 7% but increased 10% excluding the effects of foreign exchange. This increase occurred primarily because of the price gains and cost reductions resulting from restructuring and efficiency improvements in the U.K., France, Italy, and Germany. Partly offsetting those favorable effects were the effects of lower volumes and the unfavorable effect on margins caused by the decline in value of many European currencies agains the Deutschemark. The increased cost of fittings purchased from Germany could not be completely recovered through sales price increases in most of the operations in other countries.

     U.S. Plumbing Products Group

     Sales of the U.S. group, which accounted for approximately 26% of total 1993 Plumbing Products sales, increased 6% in 1993. During 1993 the U.S. building industry continued to be adversely affected by the low level of new construction, although non-residential construction increased 3% from 1992 and new residential construction continued to recover from the lowest levels since the mid-1940's (up by 7% in 1993 and 18% in 1992 but
still below pre-1990 levels).   A basic shift from wholesale distribution
channels to retail channels has been developing over the last few years, a trend the Company believes will continue and will be beneficial to the Company because of strong product and brand-name recognition. Retail markets now account for 20% of the total sales of the U.S. group. The growth of sales for the U.S. group was largely the result of increased export sales from the U.S. and to a lesser extent price increases on certain products, a more favorable sales mix, and a small increase in the growing retail channel business. The overall gain in the retail business was small because significant volume gains due to an expanding customer base were partly offset by the loss of an important customer.

     The operating loss for the U.S. group in 1993 was greater than that of the prior year. Despite higher sales, operating results were poorer primarily because of lower margins on both domestic and export sales, increased advertising costs and other expenses associated with expansion of the retail distribution channel, costs related to start-up and expansion of the low-water-volume toilet line (now mandated for new construction), and factory performance problems caused in part by the effects of fluctuating volumes. In addition, costs were incurred in business system re-engineeering activities intended to improve customer service.

     Americas International and Far East Groups

     Combined sales of the Americas International and Far East Groups, which accounted for approximately 23% of total Plumbing Products sales, increased 21% in 1993 (26% excluding the effects of foreign exchange).
The sales gain was due primarily to the consolidation of Incesa (a previously unconsolidated group of Central American joint ventures) effective January 1, 1993, as a result of the purchase of additional shares of stock, and to higher volume and prices in Thailand, the PRC, the Philippines, and Brazil, offset partly by decreases in sales in Mexico, Canada, and Korea.

     Combined operating income of the Americas International and Far East Groups in 1993 increased 72% over the 1992 level. Gains were realized in all operations except Mexican chinaware operations, which were adversely affected by poor economic conditions and the uncertainty related to the North American Free Trade Agreement. The increase was primarily from higher prices and volumes in Brazil, Thailand, and the PRC the consolidation of Incesa, and a smaller loss for Mexican fittings operations.

     Environmental Matters

     For a discussion of environmental matters see "ITEM 1. BUSINESS -- Regulations and Environmental Matters."

     Backlog

     Plumbing Products' year-end 1993 backlog of $143 million was down 9% from 1992, excluding foreign exchange effects. The decrease resulted from a significant drop for European Plumbing Products (particularly Italy because of economic uncertainty, tempered somewhat by increases for England and Germany), and a drop in backlog for export sales from the U.S., partly offset by increases in the Far East (primarily Thailand).

Transportation Products Segment

                                Year Ended December 31,
                             1993        1992         1991
                                 (Dollars in millions)

Sales                       $ 563        $730         $741
Operating income               41          88          121
Assets                        652         722          828
Goodwill and purchase
  accounting adjustments
  included in assets          422         458          510
Capital expenditures           14          27           24
Depreciation and
  amortization                 35          37           34


     Sales of Transportation Products, which accounted for 15% of the Company's 1993 sales, were $563 million, down 23% from $730 million in 1992 (16% excluding the effects of foreign exchange). The sales decrease was due primarily to a volume decline in Germany as a result of a 29% decrease in Western European truck and bus production, led by a 34% decline in Germany, and a 23% decrease in Western European trailer production. Volumes were also down in all other European countries in which Transportation Products has operations, although at the end of 1993 sales and order trends were upward. Volume in Brazil was slightly higher. Original equipment sales volume in Europe was down 22%, and aftermarket business was down 10%. These declines affected both conventional and electronic products.

     Operating income for Transportation Products in 1993 decreased 53% (50% excluding foreign exchange effects) to $41 million from $88 million in 1992, principally because of the lower sales and production volume and the inability to pass on material and labor cost increases in a very competitive, declining market. In response to reduced production levels, plant employment was reduced by 15%, the costs of which further depressed 1993 operating income. Those effects were partly offset by the favorable effects of cost improvements in manufacturing from Demand Flow implementa-tion and reduced operating expenses.

     Despite the market downturn, significant progress was made during 1993 in obtaining market acceptance of electronically controlled air suspension systems for commercial vehicles and for antilock braking systems on trailers.

     Backlog

     Transportation Products' year-end 1993 order backlog of $185 million was 2% lower than the 1992 year-end backlog, excluding the effects of foreign exchange, as a result of the poor market conditions.

Financial Review

     1993 Compared with 1992

     The Company's financing and corporate costs were $363 million and $352 million in 1993 and 1992, respectively. The principal causes of the increase were effects of year-to-year changes in foreign exchange transaction gains and losses, higher minority interest, lower equity income, higher accretion expense on postretirement benefits, and lower miscellaneous income. Interest expense, which accounted for most of these costs, decreased primarily because of lower overall interest rates on new debt issued as part of the Refinancing (described below), partly offset by additional interest expense as a result of the exchange of the 12-3/4% Exchangeable Preferred Stock for the 12-3/4% Junior Subordinated Debentures.

     The tax provision for 1993 was $36 million despite a pre-tax loss of $81 million, whereas in 1992 the tax provision was $5 million on a pre-tax loss from continuing operations of $52 million. The 1993 provision reflected taxes payable on profitable foreign operations and was higher than in 1992 primarily because no tax benefits were available on domestic losses. The unusual relationship between the pre-tax losses and the tax provision is explained by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and the share allocations made by the Company's ESOP as well as by tax rate differences and withholding taxes on foreign earnings.

     As a result of the Refinancing in 1993 there was an extraordinary charge of $92 million related to the debt retired (including call premiums, the write-off of deferred debt issuance costs, and loss on cancellation of foreign currency swap contracts) on which there was no tax benefit.


Liquidity and Capital Resources

     As a result of the Acquisition the Company's capital structure became highly leveraged. Net cash flow from operations, after cash interest expense of $195 million, was $201 million for the year ended December 31, 1993. Utilizing this cash flow and cash on hand at December 31, 1992, the Company devoted $98 million to capital expenditures, including $8 million of investments in affiliated companies, and repaid $50 million of term loans.

     In July 1993 the Company completed a refinancing (the "Refinancing") that included (a) the issuance of $200 million principal amount of 9-7/8% Senior Subordinated Notes Due 2001; (b) the issuance of approximately $751 million principal amount of 10-1/2% Senior Subordinated Discount Debentures Due 2005, which yielded proceeds of approximately $450 million;
(c) the amendment and restatement of the Company's 1988 Credit Agreement (the "1988 Credit Agreement" and as so amended and restated, the "Credit Agreement") to establish a $1 billion secured, multi-currency, multi-borrower credit facility; and (d) the application of the proceeds of such issuances and such borrowings as follows: (i) the redemption on July 1, 1993, of all of the outstanding 12-7/8% Senior Subordinated Debentures Due 2000 at a redemption price of 104.83% ($571.3 million), (ii) the redemption on July 2, 1993, of a majority of the outstanding 14-1/4% Subordinated Discount Debentures Due 2003 at a redemption price of 105% ($389.5 million), (iii) the refunding of bank borrowings ($405 million of term loans and $77 million of other bank debt including revolving credit debt), (iv) the refunding of letters of credit ($58 million), and (v) payment of related fees and expenses.

     The Credit Agreement provided to American Standard Inc. and certain subsidiaries (the "Borrowers") a $1 billion facility as follows: (a) a $250 million multi-currency revolving credit facility (the "Revolving Credit Facility") available to all Borrowers, which expires in 2000; (b) a $225 million multi-currency periodic access facility (the "Periodic Access Facility") available to all Borrowers, which expires in 2000; and (c) three term loan facilities (the "Term Loans") consisting of a $225 million U.S. dollar facility available to American Standard Inc., which expires in 2000; a $200 million Deutschemark facility available to a German subsidiary, which expires in 1997; and a $100 million U.S. dollar facility available to all Borrowers, which expires in 1999. In August 1993 the Company repaid $50 million, and the amount available under the Credit Agreement by its terms was reduced to $950 million.

     The Company is required to reduce to $50 million the amount of borrowings outstanding under the Revolver for at least 30 consecutive days in each 12-month period ending May 31. In December 1993 the Company met this requirement for the 12 months ending May 31, 1994. Commencing August 31, 1994, the Revolver is reduced by $8.3 million annually, with a final maturity on June 1, 2000. In addition, the Company is required to repay the full amount of each of its outstanding revolving loans at the end of each interest period (a maximum of six months). The Company may, however, immediately reborrow such amounts subject to compliance with applicable conditions of the Credit Agreement.

     The Credit Agreement provides the Company with increased operating and financial flexibility, including the ability to shift from time to time a portion of borrowings among borrowers and currencies. As a result of the Refinancing there was a significant reduction in annual interest expense, which was partly offset by additional interest expense on the 12-3/4% Junior Subordinated Debentures exchanged for the 12-3/4% Exchangeable Preferred Stock. The Company believes that the amounts available from operating cash flows and under the Revolving Credit Facility will be sufficient to meet its expected cash needs, including planned capital expenditures.

     As described in Note 8 of Notes to Consolidated Financial Statements, the Credit Agreement contains various covenants that limit, among other things, indebtedness, dividends on and redemptions of capital stock of the Company, purchases and redemptions of other indebtedness of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, disposal of assets, the use of proceeds from asset sales, and certain other business activities and require the Company to meet certain financial tests. In order to maintain compliance with the covenants and restrictions contained in the 1988 Credit Agreement, the Company from time to time has had to obtain waivers and amendments. In February 1994 the Company obtained an amendment to the Credit Agreement that among other things relaxed certain financial tests and convenants, and facilitated the investment in an air conditioning joint venture and the formation of a holding company to establish joint ventures in the People's Republic of China for the manufacture and sale of plumbing products. The Company currently believes it will comply with the amended financial tests and covenants but may have to obtain similar amendments or waivers in the future.

     On June 30, 1993, in exchange for all of the Company's outstanding shares of 12-3/4% Exchangeable Preferred Stock, the Company issued $141.8 million of 12-3/4% Junior Subordinated Debentures Due 2003 to the holder of the Exchangeable Preferred Stock. Those debentures were sold by the holder in a registered public offering in August 1993. The Company received none of the proceeds of this offering.

     The indentures related to the Company's debentures and notes contain various covenants which, among other things, limit debt and preferred stock of the Company and its subsidiaries, dividends on and redemption of capital stock of the Company and its subsidiaries, redemption of certain subordinated obligations of the Company, the use of proceeds from asset sales, and certain other business activities.

     In connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1990, the German tax authorities have raised questions regarding the treatment of certain significant matters. The Company has paid approximately $20 million of a disputed German income tax. A suit is pending to obtain a refund of this tax. The Company anticipates that the German tax authorities may propose other adjustments resulting in additional taxes of approximately $105 million, plus penalties and interest for the tax return years under audit. In addition, significant transactions similar to those which gave rise to such possible adjustments occurred in years subsequent to 1990. The Company, on the basis of the opinion of legal counsel, believes the tax returns are substantially correct as filed and intends to vigorously contest any adjustments which have been or may be assessed. Accordingly, the Company had not recorded any loss contingency at December 31, 1993, with respect to such matters. Under German tax law the authorities may demand immediate payment of a tax assessment prior to final resolution of the issues. The Company also believes, on the basis of opinion of legal counsel, that it is highly likely that a suspension of payment will be obtained if additional taxes are assessed. However, if payment is required the Company expects that it will be able to meet such payment from available sources of liquidity or credit support but that future cash flows and capital expenditures, and therefore subsequent results of operations for any particular quarterly or annual period, could be adversely affected.


Capital Expenditures

     The Company's capital expenditures for 1993 amounted to $98 million, including investments of $8 million in affiliated companies. The amount of capital expenditures was $10 million less than in 1992 ($6 million less excluding the effects of foreign exchange). Decreases in capital spending by Plumbing Products and Transportation Products were partly offset by an increase in spending by Air Conditioning Products. The Company believes capital spending was sufficient for maintenance purposes, for important product and process redesigns, for expansion projects, and for strategic investments.

     Capital expenditures by Air Conditioning Products were $38 million in 1993. This amount was 15% more than that of 1992. Capital expenditures in 1993 included continuing projects related to Demand Flow and spending on new products such as the Voyager III (medium-tonnage product line), the scroll compressor, and the Series R chiller line, expansion of Voyager I and Voyager II capacity and tooling and equipment for the American Standard product line.

     Plumbing Products' capital expenditures in 1993 were $46 million, including investments of $8 million in affiliated companies in France (Porcher) and the Czech Republic. Excluding the investments in affiliated companies and the effects of foreign exchange, capital spending was 34% higher than in 1992 as a result of spending increases in Europe and the Far East. Major projects included capacity expansion in Thailand and China and various projects related to Demand Flow implementation.

     Capital expenditures for Transportation Products totaled $14 million in 1993. Excluding the effects of foreign exchange, capital spending was 41% less than in 1992, a year with significant spending related to Demand Flow cost-reduction projects in production and material flow.


1992 Compared with 1991

    U.S. housing starts increased by 18% in 1992 from the 1991 level, but non-residential contract awards decreased by 5%. Both of these economic indicators had declined in each of the previous four years.

    Consolidated sales for 1992 were $3.8 billion, an increase of 5% (4% excluding the favorable effects of foreign exchange) over the $3.6 billion for 1991. The 1991 amount included the sales of Tyler Refrigeration, which was sold September 30, 1991. Excluding Tyler Refrigeration, sales in 1992 were up 8% (7% excluding foreign exchange effects). Sales increases of 15% for Plumbing Products and 9% for Air Conditioning Products (excluding Tyler Refrigeration) were partly offset by a sales decline for Transportation Products of 1% (6% excluding the favorable effects of foreign exchange).

    Operating income for 1992 was $300 million, an increase of $58 million, or 24% (19% excluding the effects of foreign exchange), from $242 million in 1991. The 1991 amount included a loss for Tyler
Refrigeration. Excluding Tyler Refrigeration, operating income in 1992 was up 15% (10% excluding foreign exchange effects.) Increases in operating income of 42% for Air Conditioning Products (excluding Tyler Refrigeration) and 64% for Plumbing Products were partly offset by a 27% decrease in operating income for Transportation Products.

    Except as otherwise indicated, the following discussion, including the financial comparisons, does not include the results of Tyler Refrigeration or the $22 million loss on the sale of Tyler Refrigeration in 1991.

Air Conditioning Products Segment

    Sales of Air Conditioning Products, which accounted for approximately 50% of the Company's 1992 sales, increased by 9% to $1,892 million in 1992 from $1,737 million in 1991. There was a significant sales increase for each of the three operating groups -- for the Unitary Products Group in both residential and commercial products primarily because of higher volume and more favorable product mix (partly offset by lower prices), for the Commercial Systems Group primarily because of higher volume and prices, and for the International Group principally because of increased volume in Europe and the Far East.

    Operating income of Air Conditioning Products increased year to year by 42% (with little effect from foreign exchange) to $104 million in 1992 from $73 million in 1991. The increase was attributable to the sales gains, the benefits of manufacturing improvements and restructuring and cost containment in the Unitary Products and Commercial Systems Groups, and the fact that in 1991 results of the Commercial Systems Group had been adversely affected by a 54-day work stoppage at its LaCrosse, Wisconsin, facility. The impact of these factors was partly offset by a margin decline for the International Group and costs related to the start-up of new facilities, sales offices, and distribution channels.


    Unitary Products Group

    Sales in 1992 of the Unitary Products Group, which accounted for approximately 41% of Air Conditioning Products sales, increased by 6% over the 1991 sales level. Commercial markets for unitary products were up 6% overall from the depressed 1991 markets, as a very strong commercial replacement market more than offset the effects of low new-construction activity. Sales of commercial unitary products increased by 7% overall, primarily as a result of higher volume (driven by the strong replacement market), a shift to higher-priced, higher-tonnage products, and a gain in market share for light commercial products. Residential markets were down 3.5%, as poor replacement activity, a result of an unseasonably cool summer, more than offset the 18% increase in new housing starts. Despite this poorer market, sales of residential products increased by 5% year over year, principally because of larger market share, improved furnace markets, and a partial shift in the market to more efficient products stimulated by Federal standards, offset partly by price degradation due to competitive pressures. As a result of these factors, together with benefits of manufacturing improvements, cost containment, and organizational restructuring which reduced the salaried workforce, the operating profit for Unitary Products in 1992 increased by 50% from the depressed level of 1991.

    Commercial Systems Group

    Sales of the Commercial Systems Group, which accounted for approximately 38% of Air Conditioning Products' sales, increased 9% primarily on volume increases in aftermarket replacement and parts sales, increased revenue from Company-owned sales offices (volume growth and acquisitions), and small price increases on most product lines. Other factors contributing to the increase were higher sales of large applied systems and the fact that in 1991 there was a 54-day work stoppage at the LaCrosse, Wisconsin, plant. These gains were partly offset by lower volume in Canada, which was adversely affected by recession.

    Operating income for Commercial Systems increased 129% in 1992 over the recession-affected and work-interrupted level of 1991. The increase was primarily the result of the volume and price gains, improvements in manufacturing efficiency, cost containment and restructuring, and the fact that 1991 included the adverse impact of the LaCrosse work stoppage. The effects of these factors were partly offset by slightly lower gross margins, as the price increases did not completely recover increases in material, labor and benefits costs.

    International Group

    Sales of Air Conditioning Products' International Group, which accounted for approximately 21% of Air Conditioning Products' 1992 sales, increased 15% from those of 1991 (10% excluding the favorable effect of foreign exchange). Most of the gain was from higher volumes in Mexico (two new sales offices resulted in expanded distribution and penetration), the Far East (especially Hong Kong and Singapore), the Middle East (markets were significantly stronger), and Europe (sales of new products and increased penetration despite declining markets). Markets were down in almost all European countries except Italy, with the largest drop in the U.K., offset partly by increased revenues from acquired service companies.

    Operating income for the International Group decreased by approximately 68% in 1992. The decline occurred in Europe, primarily because of the weak markets and lower prices, costs related to the start-up of new facilities and new distribution networks in the U.K. and France, costs related to the introduction of new products, start-up costs of a company in Spain acquired near the end of 1991, and foreign exchange transaction losses from currency fluctuations in the latter half of 1992. Income from the Far East and Latin America was essentially unchanged from the prior year, as volume gains were offset by increased costs related to expanded distribution channels, start-up of new joint ventures, and development of new and improved products to support present and future growth.

Plumbing Products Segment

     Sales of Plumbing Products, which accounted for approximately 31% of the Company's 1992 sales, increased by 15% in 1992 (14% excluding the effects of foreign exchange) to $1,170 million from $1,018 million in 1991. The improvement resulted from sales increases of 9% (7% excluding the effects of foreign exchange) for the European Plumbing Products Group, 21% for the U.S. Plumbing Products Group, 4% for the Americas International Group (7% excluding foreign exchange), and 101% for the Far East Group (98% excluding foreign exchange).

     In 1992 operating income of Plumbing Products increased 64% (56% excluding the effects of foreign exchange) to $108 million from $66 million in 1991. The increase was attributable primarily to increased profitability for the European group on higher prices and volumes (especially in Italy and Germany) although improved results in the U.S., Americas International, and Far East groups contributed.

     European Plumbing Products Group

     Sales of the European group, which accounted for approximately 57% of Plumbing Products' sales for 1992, increased 9% in 1992 over 1991, 7% excluding the favorable effects of foreign exchange. The gain resulted primarily from price and volume increases, especially in Italy and Germany, offset partly by lower volume in France from declining demand and lower prices in the U.K. caused by a very poor market. In Italy sales were up 9%, with gains for most product lines in price, volume and market share. The gains in Germany were the result of higher volumes and prices for brass fittings and luxury chinaware.

     Operating income for the European group increased 28% (23% excluding the effects of foreign exchange) primarily from the price and volume gains in Italy and Germany and higher margins on German brass operations resulting from improved manufacturing processes and cost containment, offset partly by lower profitability in France because of decreased volume and in the U.K. because of the recession. A recession depressed operating results in Greece.

     U.S. Plumbing Products Group

     Sales of the U.S. group, which accounted for approximately 24% of total 1992 Plumbing Products sales, increased 21% in 1992. During 1992 the U.S. building industry continued to be severely affected by the low level of new construction, with non-residential construction down 5% from 1991 and with new residential construction recovering from the lowest levels since the mid-1940's (though up by 18%, it was still low in historical terms). The U.S. market for plumbing products was up an estimated 3% to 4%, with more than half the gain occurring in the replacement and remodeling markets, which accounts for about 60% of the total U.S. market. The growth of sales for the U.S. group was largely a result of the strength of retail business (which had a significant increase in volume and accounted for 20% of sales of the U.S. group in
1992) and increased export sales from the U.S., together with smaller gains resulting from price increases and higher wholesaler distribution sales. Sales of AMERICAST products more than doubled in 1992, and smaller volume gains were achieved for acrylic products, fixtures, and faucets.

     The operating loss for the U.S. group in 1992 was less than that of the prior year. The improvement was primarily due to price increases and secondarily to volume and margin gains (as a result of sourcing product from the Company's Latin American plants), offset partly by non-recurring costs related to implementation of improved manufacturing processes and the effects of a shift in overall sales mix from commercial and luxury to lower-margin products.

     Americas International and Far East Groups

     Combined sales of the Americas International and Far East Groups, which accounted for approximately 19% of total Plumbing Products sales, increased 26% in 1992 (28% excluding the effects of foreign exchange).
The sales gain was due primarily to the consolidation in 1992 of a previously unconsolidated joint venture in Thailand and to a lesser extent to price and volume increases in Mexico and Korea and higher volumes in Brazil, offset partly by lower sales in Canada, which were adversely affected by severe recession.

     Combined operating income of the Americas International and Far East Groups in 1992 increased 134% over the 1991 level. Gains were realized in all operations except Canada and the Philippines, both of which were adversely affected by poor economies. The increase was primarily from price and volume gains in Mexico and Korea, higher volume and margins in Brazil, and higher volume in China.

Transportation Products Segment

     Sales of Transportation Products, which accounted for 19% of the Company's 1992 sales, were $730 million, down 1% from $741 million in 1991 (6% excluding the effects of foreign exchange). The sales decrease was due primarily to a volume decline in Germany as a result of a significant decrease in truck and bus production. Volumes were also down in nearly all other European countries in which Transportation Products has operations except the U.K. There was also a decline in prices of electronic control products, primarily as a result of industry cost reductions.

     Operating income for Transportation Products in 1992 decreased 27% (32% excluding foreign exchange effects) to $88 million from $121 million in 1991, principally because of the lower sales and production volume, lower prices, and increased spending for product engineering. Plant employment was kept in line with reduced production levels, but the costs associated with these reductions also depressed 1992 operating income. Those effects were partly offset by the favorable effects of cost reductions and increases in efficiency achieved in manufacturing operations.

Financial Review

     1992 Compared with 1991

     The Company's financing and corporate costs were $352 million and $330 million in 1992 and 1991, respectively. The principal causes of the increase were year-to-year effects of changes in foreign exchange transaction gains and losses, higher minority interest, and lower miscellaneous income. Interest expense and accretion expense on postretirement benefits, which accounted for most of these costs, also increased.

     The tax provision for 1992 was $5 million despite a pre-tax loss of $52 million, whereas in 1991 the tax provision was $23 million on a pre-tax loss from continuing operations of $88 million. The 1992 provision reflected taxes payable on profitable foreign operations offset partly by available domestic tax benefits. The 1992 provision was lower than in 1991 primarily because of lower pre-tax earnings in foreign operations. In 1992 the provision was also lower because of future income tax benefits resulting from carrybacks of foreign net operating losses and the existence of deferred tax credits which reverse in the carryforward period applicable to other foreign net operating losses. The unusual relationship between the pre-tax losses and the tax provision is explained by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and the share allocations made by the Company's ESOP as well as by tax rate differences and withholding taxes on foreign earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  RESPONSIBILITY FOR FINANCIAL STATEMENTS


     The accompanying consolidated balance sheets at December 31, 1993 and 1992, and related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 1993, 1992 and 1991, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls that it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors, who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of non-employee Directors which meets periodically with the Company's financial officers, internal auditors, and the independent auditors and monitors the accounting affairs of the Company.

American Standard Inc.

New York, New York
March 14, 1994

              REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


The Board of Directors
American Standard Inc.

     We have audited the accompanying consolidated balance sheets of American Standard Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                             /s/Ernst & Young

                                                Ernst & Young



New York, New York
March 14, 1994

                   AMERICAN STANDARD INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                            (Dollars in thousands)


                                             Year Ended December 31,
                                          1993         1992         1991


Sales                                 $3,830,462     $3,791,929   $3,595,267
Costs and expenses
  Cost of sales                        2,902,562      2,852,230    2,752,068
  Selling and administrative
    expenses                             692,229        678,742      614,259
  Other expense                           38,281         24,672        8,082
  Interest expense (includes debt
    issuance cost amortization of
    $11,461 for 1993, $5,983 for
    1992 and $5,335 for 1991)            277,860        288,851      286,316
  Loss on sale of Tyler
    Refrigeration                              -              -       22,391
                                       3,910,932      3,844,495    3,683,116
Loss before income taxes, extra-
  ordinary loss and cumulative
  effects of changes in accounting
  methods                                (80,470)       (52,566)     (87,849)
Income taxes                              36,165          4,672       23,033
Loss before extraordinary loss and
  cumulative effects of changes in
  accounting methods                    (116,635)       (57,238)    (110,882)
Extraordinary loss on retirement
  of debt (Note 8)                       (91,932)             -            -
Cumulative effects of changes in
  accounting methods (Notes 2 and 3)           -              -      (32,291)

Net loss                                (208,567)       (57,238)    (143,173)

Preferred dividend                        (8,624)       (15,707)     (13,855)

Net loss applicable to common
  shares                              $ (217,191)    $  (72,945)  $ (157,028)
                                      ==========     ==========   ==========

               See notes to consolidated financial statements.

                   AMERICAN STANDARD INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                    ASSETS
                                                          At December 31,
                                                         1993        1992
Current assets
  Cash and certificates of deposit                   $   53,237   $  111,549
  Cash in escrow                                            932        1,722
  Accounts receivable, less allowance for doubtful
    accounts-- 1993, $15,666; 1992, $12,827             507,322      468,731
  Inventories                                           325,819      384,857
  Future income tax benefits                             24,562       33,192
  Other current assets                                   29,811       31,199
     Total current assets                               941,683    1,031,250
Facilities, at cost net of accumulated depreciation     820,523      832,811
Other assets
  Goodwill, net of accumulated amortization --
     1993, $169,879; 1992  $141,858                   1,025,774    1,101,716
  Debt issuance costs, net of accumulated
    amortization-- 1993 $9,670; 1992, $77,776            78,102       51,308
  Prepaid ESOP expense                                    4,331        9,527
  Other                                                 120,997      109,333
                                                     $2,991,410   $3,135,945
                                                     ==========   ==========

                        LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Loans payable to banks                             $   38,036   $   99,150
  Current maturities of long-term debt                  105,939       13,458
  Accounts payable                                      307,326      271,855
  Accrued payrolls                                       99,758      105,400
  Other accrued liabilities                             258,322      225,335
  Taxes on income                                        47,003       18,848
     Total current liabilities                          856,384      734,046
Long-term debt                                        2,191,737    2,032,064
Other long-term liabilities
  Reserve for postretirement benefits                   387,038      368,868
  Deferred tax liabilities                               45,625       73,307
  Other                                                 204,170      212,383
     Total liabilities                                3,684,954    3,420,668
Commitments and contingencies
Exchangeable preferred stock                                  -      133,176
Stockholder's deficit
  Preferred stock, Series A, 1,000 shares
     issued and outstanding, par value $.01                   -            -
  Common stock, 1,000 shares issued and outstanding,
     par value $.01                                           -            -
  Capital surplus                                       211,333      210,409
  Accumulated deficit                                  (750,003)    (541,436)
  Foreign currency translation effects                 (149,220)     (86,872)
  Minimum pension liability adjustment                 (  5,654)           -
     Total stockholder's deficit                       (693,544)    (417,899)
                                                     $2,991,410   $3,135,945
                                                     ==========   ==========

               See notes to consolidated financial statements.

                        AMERICAN STANDARD INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                (Dollars in thousands)
                                                                       Foreign
                                                                       Currency
                                              Capital    Accumulated   Translation
                                              Surplus      Deficit       Effects
Balance at December 31, 1990                  $233,318   $(341,025)    $(48,549)

  Net loss--year 1991                                -    (143,173)            -
  ASI Holding stock repurchased                (17,606)          -             -
  Capital contribution from parent               7,096           -             -
  Excess of value over cost of ESOP shares
    allocated to employees                      12,928           -             -
  Stock dividend on exchangeable
    preferred stock                            (13,855)          -             -
  Foreign currency translation                       -           -       (2,147)
Balance at December 31, 1991                   221,881    (484,198)     (50,696)

  Net loss--year 1992                                -     (57,238)            -
  ASI Holding stock repurchased                (13,937)          -             -
  Capital contribution from parent               3,756           -             -
  Excess of value over cost of ESOP shares
    allocated to employees                      14,416           -             -
  Stock dividend on exchangeable
    preferred stock                            (15,707)          -             -
  Foreign currency translation                       -           -       (36,176)
Balance at December 31, 1992                  $210,409   $(541,436)    $ (86,872)


  Net loss--year 1993                                -    (208,567)            -
  ASI Holding stock repurchased                (12,869)          -             -
  Capital contribution from parent               5,313           -             -
  Excess of value over cost of ESOP shares
    allocated to employees                      17,094           -             -
  Stock dividend on exchangeable
    preferred stock                             (8,624)          -             -
  Issuance of Series A Preferred Stock              10           -             -
  Foreign currency translation                       -           -       (62,348)
Balance at December 31, 1993                  $211,333   $(750,003)    $(149,220)
                                              ========   =========     =========

                    See notes to consolidated financial statements.

                           AMERICAN STANDARD INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Dollars in thousands)
                                                      Year Ended December 31,
                                                   1993        1992        1991
Cash provided (used) by:

Operating activities:
  Loss before extraordinary loss and
    cumulative effects of changes in
    accounting methods                          $(116,635)  $ (57,238)  $(110,882)
  Loss on Tyler Refrigeration sale                      -           -      22,391
  Depreciation                                    106,041     111,643     107,153
  Amortization of goodwill                         30,807      33,064      33,036
  Non-cash interest                                65,031      65,527      56,859
  Non-cash stock compensation                      25,679      23,076      25,980
  Amortization of debt issuance costs              11,461       5,983       5,335
  Loss (gain) on sale of fixed assets               2,963        (660)     (2,736)

  Changes in assets and liabilities:
    Accounts receivable                           (48,680)    (20,081)      2,615
    Inventories                                    47,321      44,163      60,364
    Accounts payable and accrued payrolls          40,124      (8,308)     49,516
    Postretirement benefits                        22,687      22,074      14,273
    Income taxes                                   (4,232)    (48,974)    (53,708)
    Other long-term liabilities                    13,271       3,805      23,334
    Other, net                                      5,003        (428)      7,211
Net cash provided by
    operating activities                        $ 200,841   $ 173,646   $ 240,741














                                  (Continued on next page)

                          AMERICAN STANDARD INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)
                                  (Dollars in thousands)
                                                     Year Ended December 31,
                                                    1993        1992        1991
Net cash provided by
     operating activities                         $ 200,841  $ 173,646   $ 240,741

Investing activities:
  Purchases of property, plant and equipment        (90,474)   (87,409)    (90,713)
  Investments in affiliated companies                (7,556)   (20,608)    (19,734)
  Cash of subsidiaries consolidated                   4,514     10,703           -
  Proceeds from disposals of property,
     plant and equipment                              4,003     11,133      12,703
  Investment in Tyler Holdings preferred stock            -          -      (2,780)
  Net proceeds from asset sales                           -          -      81,470

Net cash used by investing activities               (89,513)   (86,181)    (19,054)

Financing activities:
  Proceeds from issuance of notes and debentures    650,000    388,750           -
  Proceeds from Term Loans                          750,000          -           -
  Repayment of Term Loans                          (454,630)  (448,664)   (159,629)
  Redemptions of debentures                        (915,851)    (5,000)          -
  Premiums on redemption of debentures              (44,866)         -           -
  Proceeds of Revolving Credit Facility               7,000          -           -
  Net change in short-term debt                     (61,600)    41,675      (3,741)
  Proceeds of other long-term debt                    5,557      5,409      40,023
  Payments on other long-term debt                  (12,642)   (36,395)    (35,309)
  ASI Holding stock repurchased in Tyler
    Refrigeration sale                                    -          -      (2,545)
  Purchase of ASI Holding stock from ESOP            (7,194)    (5,950)    (10,142)
  Purchase of ASI Holding stock                      (5,000)    (5,000)     (4,919)
  Capital contribution from parent                      482        653         616
  Purchase of untendered shares related to
    acquisition                                        (690)      (959)     (1,455)
  Other financing costs                             (76,554)    (9,591)          -

Net cash used by financing activities              (165,988)   (75,072)   (177,101)
(Decrease) increase in cash and certificates
    of deposit excluding translation effects        (54,660)    12,393      44,586
Effect of exchange rate changes on cash and
    certificates of deposit                          (3,652)    (6,234)       (246)

Net (decrease) increase in cash and
    certificates of deposit                         (58,312)     6,159      44,340
Cash and certificates of deposit at
    beginning of period                             111,549    105,390      61,050

Cash and certificates of deposit
     at end of period                             $  53,237  $ 111,549   $ 105,390
                                                  =========  =========   =========

                      See notes to consolidated financial statements.

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

     On March 17, 1988, American Standard Inc. and subsidiaries (the "Company") agreed to be acquired by an affiliate of Kelso & Company L.P. ("Kelso"), an investment banking firm that specializes in leveraged buyouts. On March 21, 1988, the Kelso affiliate commenced a tender offer (the "Tender Offer") for all of the Company's common stock at $78 per share in cash. On April 27, 1988, the Kelso affiliate completed the Tender Offer with the purchase of approximately 95% of the Company's shares.

     Pursuant to an Agreement and Plan of Merger, a merger was consummated (the "Merger") on June 29, 1988, whereby the Company became a wholly owned subsidiary of ASI Holding Corporation, a Delaware corporation ("Holding") organized by Kelso to participate in the acquisition of the Company. At that time the remaining shares of the Company's common stock were converted into the right to receive cash of $78 per share. The Tender Offer, Merger, and related transactions are hereinafter referred to as the "Acquisition." For financial statement purposes the Acquisition has been accounted for under the purchase method.


Note 2.  Accounting Policies

     Consolidation

     The financial statements include on a consolidated basis the results of all majority-owned subsidiaries. All material intercompany transactions are eliminated. Investments in affiliated companies are included at cost plus the Company's equity in their net results.

     Translation of Foreign Financial Statements

     Assets and liabilities of most foreign operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholder's equity until the entity is sold or substantially liquidated.

     Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in net income. For operations in countries that have high rates of inflation, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

     Revenue Recognition

     Sales are recorded when shipment to a customer occurs.

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Statement of Cash Flows

     Cash and certificates of deposit include all highly liquid investments with an original maturity of three months or less.

     Inventories

     Inventory costs are determined by the use of the last-in, first-out
(LIFO) method on a worldwide basis, and inventories are stated at the lower of such cost or realizable value.

     Facilities

     The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are charged against income. Significant foreign investment grants are amortized into income over the period of benefit.

     Goodwill

     Goodwill is being amortized over 40 years.

     Debt Issuance Costs

     The costs related to the issuance of debt are amortized using the interest method over the lives of the related debt.

     Warranties

     The Company provides for estimated warranty costs at the time of sale. Warranty obligations beyond one year are included in other long-term liabilities.

     The Company changed its method of accounting for revenues from extended warranty contracts at the beginning of 1991 to conform with the FASB Technical Bulletin, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The bulletin requires the deferral of the revenue from the sales of such contracts and amortization thereof on a straight-line basis over the terms of the contracts. The cumulative effect of this accounting change for all contracts in place as of December 31, 1990, increased the net loss in 1991 by $7 million, net of income tax benefit. The effect on the 1991 net loss, excluding the cumulative effect upon adoption, was not material.

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Leases

     The asset values of capitalized leases are included with facilities, and the associated liabilities are included with long-term debt.

     Postretirement Benefits

     Postretirement benefits are provided for substantially all employees of the Company, both in the United States and abroad. In the United States the Company also provides various postretirement health care and life insurance benefits for some of its employees. Effective January 1, 1991, such costs are calculated in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106").

     Depreciation

     Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group.

     Research and Development Expenses

     Research and development costs are expensed as incurred except for costs incurred (after technological feasibility is established) for computer software products expected to be sold. The Company expensed costs of approximately $41 million in 1993, $40 million in 1992, and $36 million in 1991 for research activities and product development. Computer software product development costs capitalized in 1993 amounted to $2 million.

     Income Taxes

     In 1991 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), and elected to apply the provisions retroactively to January 1, 1989.

     The Company recognizes deferred tax assets for the tax effects of items that will be deducted for tax purposes in later years together with the tax effects of income items included in current reporting for tax purposes but in later years for financial statement purposes and the effects of certain tax attributes such as net operating losses.

     The Company provides for United States income taxes and foreign withholding taxes on foreign earnings expected to be repatriated. Deferred tax liabilities are provided on the excess of the financial statement basis over the tax basis of certain assets, primarily for inventories and fixed assets, including fair value adjustments resulting from purchase accounting in connection with the Acquisition; fixed assets due to accelerated depreciation deductions for tax purposes; and non-permanent investments in certain foreign subsidiaries.

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Financial Instruments with Off-Balance-Sheet Risk

     The Company from time to time enters into foreign currency exchange agreements in the management of foreign currency exposure. Gains and losses from exchange rate changes are included in income unless the contract hedges a net investment in a foreign entity or a firm commitment, in which case gains and losses are deferred as a component of foreign currency translation effects in stockholder's equity or included as a component of the transaction.


Note 3.  Postretirement Benefits

     The Company sponsors postretirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. In 1988 in conjunction with the Acquisition the ESOP purchased 5,000,000 shares (adjusted for a 100-for-1 stock split) of common stock of Holding. The ESOP is an individual account, defined contribution plan. The valuation of the ESOP shares is determined by independent appraisals. The common stock acquired by the ESOP is being allocated to the accounts of eligible employees over a period not exceeding eight plan years, including basic allocation of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's savings plan by employees.

     Pension plan benefits are generally based on years of service and employees' compensation during the last years of employment. In the United States the Company also provides various postretirement health care and life insurance benefits for some of its employees. Funding decisions are based upon the tax and statutory considerations in each country. Accretion expense is the implicit interest cost associated with amounts accrued and not funded and is included in "other expense". At December 31, 1993, funded plan assets related to pensions were held primarily in fixed income and equity funds. Postretirement health and life insurance benefits are not prefunded.

     Effective January 1, 1991, the Company changed its method of accounting for postretirement benefits other than pensions to conform with FAS 106. The cumulative effect of this change increased the recorded obligation for such benefits by $40 million, thereby increasing the net loss in 1991 by $25 million (net of the related income tax benefit). The effect of the change on the 1991 net loss, excluding the cumulative effect upon adoption, was not material.

     The following table sets forth the Company's postretirement plans' funded status and amounts recognized in the balance sheet at December 31, 1993 and 1992.

                                 AMERICAN STANDARD INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              1993                               1992
                               Assets in  Accumulated             Assets in  Accumulated
                               Excess of    Benefit    Health     Excess of    Benefit     Health
                              Accumulated Obligations and Life   Accumulated Obligations  and Life
                                Benefit    in Excess  Insurance    Benefit    in Excess   Insurance
                              Obligations  of Assets  Benefits   Obligations  of Assets    Benefits
                                                   (Dollars in millions)
Actuarial present value of
  benefit obligations:
  Vested                         $ 105.2     $ 511.1                $  92.0    $ 466.8
  Non-vested                         4.5        30.4                    4.0       28.3
Accumulated benefit obligations    109.7       541.5                   96.0      495.1
Additional amounts related to
  projected pay increases           12.1        46.0                   10.8       48.1
Total projected benefit
  obligations                      121.8       587.5     $ 175.4      106.8      543.2   $  167.5
Assets and book reserves
  relating to such benefits:
  Market value of funded assets    166.9       303.8           -      141.7      292.1          -
  Reserve (asset) for post-
  retirement benefits net of
  recognized overfunding           (36.8)      257.7       154.9      (38.9)     254.8      151.8
  Additional minimum liability         -        19.0           -          -          -          -
                                   130.1       580.5       154.9      102.8      546.9      151.8
Assets and book reserves in
  excess of (less than)
  projected benefit
  obligations                    $   8.3     $  (7.0)    $ (20.5)   $  (4.0)   $   3.7   $  (15.7)
                                 =======     =======     =======    =======    =======   ========
Consisting of:
  Unrecognized prior service
    benefit (cost)               $  (6.6)    $   3.4     $  10.3    $  (6.3)   $  (3.9)  $      -
  Unrecognized net gain
    (loss) from actuarial
     experience                     14.9       (16.0)      (30.8)       2.3        7.6      (15.7)
  Pension liability adjustment
     to stockholder's equity           -         5.6           -          -          -          -
                                 $   8.3     $  (7.0)    $ (20.5)   $  (4.0)   $   3.7   $  (15.7)
                                 =======     =======     =======    =======    =======   ========

     At December 31, 1993, the projected benefit obligation related to health and life insurance benefits for active employees was $53.6 million and for retirees was $121.8 million.

     The weighted-average annual assumed rate of increase in the health care cost trend rate is
10% for 1994 and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter.  The health care cost trend rate assumption has a significant effect on the amounts reported.  For example, a change in the assumed rate of one percentage point for each future year would change the accumulated postretirement benefit obligation as of December 31, 1993, by
$14.5 million and the annual postretirement cost by $1.9 million.

     At December 31, 1993, the Company recognized an additional minimum liability amounting to
$19 million for certain plans, which is reflected in the reserve for postretirement benefits.
The minimum liability is the excess of the accumulated obligation over plan assets and book reserves.  In addition, the Company has offset the additional liability by recording an intangible asset of $13.4 million, to the extent of unrecognized prior service cost, and a charge to stockholder's equity of $5.6 million.

                          AMERICAN STANDARD INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The projected benefit obligation for postretirement benefits was determined using the assumptions in the following table:
                                         1993                          1992
                                Domestic       Foreign       Domestic      Foreign
Discount rate                   7.25%       4.50%-8.50%      8.50%       7.00%-10.00%
Long-term rate
  of inflation                  2.80%        .50%-5.00%      4.50%       2.50%-6.00%
Merit and
  promotional increase          1.70%             1.50%      1.70%             2.00%
Rate of return on
  plan assets                   8.75%       6.25%-9.50%      8.75%       7.25%-10.25%

     Postretirement cost had the following components:
                                                    Year Ended December 31,
                                       1993                   1992                     1991
                                           Health &                 Health &              Health &
                                Pension    Life Ins.   Pension      Life Ins.  Pension    Life Ins.
                                Benefits   Benefits    Benefits     Benefits   Benefits   Benefits*
                                                      (Dollars in millions)
Service cost-benefits earned
  during the period             $  20.1    $   3.4     $   21.7     $   3.0    $20.7      $ 2.6
Interest cost on the projected
  benefit obligation               50.6       14.1         50.4        13.7     49.2       12.6
Less assumed return on plan
  assets:
  Actual return on plan assets    (78.8)         -        (35.7)          -    (71.3)         -
  Excess (shortfall) deferred      42.9          -         (2.6)          -     33.2          -
                                  (35.9)         -        (38.3)          -    (38.1)         -
Other, incl. amortization of
  prior service (benefit) cost      2.7         .3          1.6           -       .6          -
Defined benefit plan cost       $  37.5    $  17.8     $   35.4     $  16.7    $32.4      $15.2
                                =======    =======     ========     =======    =====      =====
Accretion expense reclassified
  to "other expense"            $  16.4    $  14.1     $   16.1     $  13.7    $15.3      $12.6
                                =======    =======     ========     =======    =====      =====

* Excludes the cumulative effect of adoption of FAS 106 of $39.7 million.

     Total postretirement costs were:
                                               Year Ended December 31,
                                             1993        1992       1991
                                               (Dollars in millions)

     Pension benefits                      $37.5       $35.4       $32.4
     Health and life insurance
       benefits                             17.8        16.7        15.2
     Defined benefit plan cost              55.3        52.1        47.6
     Defined contribution plan cost (a)     22.4        20.4        20.0
     Total postretirement cost,
       including accretion expense         $77.7       $72.5       $67.6
                                           =====       =====       =====
     (a) Principally ESOP cost.

                 AMERICAN STANDARD INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Other Expense

     Other income (expense) was as follows:

                                    Year Ended December 31,
                                  1993        1992        1991
                                     (Dollars in millions)

Interest income                 $  8.5      $  8.7      $  8.3
Royalties                          2.6         3.8         2.5
Equity in net income (loss)
  of affiliated companies         (0.1)        4.9        10.2
Minority interest                (14.0)       (9.8)       (3.1)
Accretion expense                (30.5)      (29.8)      (27.9)
Other, net                        (4.8)       (2.5)        1.9
                                $(38.3)     $(24.7)     $ (8.1)
                                ======      ======      ======

The decrease in equity in net income of affiliated companies and the increase in minority interest in 1993 and 1992 compared with 1991 were primarily the result of consolidation of the plumbing companies in Thailand, the People's Republic of China, and Incesa, previously unconsolidated joint ventures.


Note 5.  Income Taxes

     The Company's loss before income taxes, extraordinary loss, and cumulative effects of changes in accounting methods ("pre-tax income
(loss)") and the applicable provision (benefit) for income taxes were:

                                        Year Ended December 31,
                                      1993      1992       1991
                                        (Dollars in millions)
Pre-tax income (loss):
  Domestic                        $ (223.2)   $ (170.1)  $(272.6)
  Foreign                            142.7       117.5     184.8
     Pre-tax loss                 $  (80.5)   $  (52.6)  $ (87.8)
Provision (benefit) for
  income taxes:
    Current:
      Domestic                    $   12.4    $    5.1   $   5.1
      Foreign                         43.0        63.0      71.3
                                      55.4        68.1      76.4
    Deferred:
      Domestic                         1.1       (35.8)    (52.4)
      Foreign                        (20.3)      (27.6)     (1.0)
                                     (19.2)      (63.4)    (53.4)
  Total provision                 $   36.2    $    4.7   $  23.0
                                  ========    ========   =======

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation between the actual income tax expense provided and the income tax benefit computed by applying the statutory federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to the pre-tax loss is as follows:

                                                Year Ended December 31,
                                              1993        1992       1991
                                                 (Dollars in millions)
Tax benefit at statutory rate               $(28.2)     $(17.9)    $(29.9)
Nondeductible goodwill charged to
  operations                                  10.4        10.5       10.6
Nondeductible goodwill related to
  operations sold                                            -       25.1*
Nondeductible ESOP allocations                 6.1         4.9        4.6
Rate differences and withholding taxes
  related to foreign operations                9.0         1.4        4.7
Foreign exchange gains                        (7.0)       (6.3)      (2.1)
State tax benefits                            (5.5)       (3.3)      (3.4)
Other, net                                     8.7         5.5        5.6
Increase in valuation allowance               42.7         9.9        7.8
Total provision                             $ 36.2      $  4.7     $ 23.0
                                            ======      ======     ======

* Includes goodwill eliminated in the sale of Tyler Refrigeration.

     In addition to the valuation allowance increase of $42.7 million shown above, a valuation allowance of $32.1 million was provided for the entire amount of the tax benefit related to the extraordinary loss on retirement of debt (see Note 8 of Notes to Consolidated Financial Statements).

     The following table details the gross deferred liabilities and the gross deferred tax assets and the related valuation allowances.

                                                      At December 31,
                                                     1993        1992
                                                  (dollars in millions)
Deferred tax liabilities:
   Facilities (accelerated depreciation,
     capitalized interest and purchase
     accounting differences)                      $   141.1   $  154.1
   Inventory (LIFO and purchase
     accounting differences)                           18.5       30.3
   Employee benefits                                   11.0        6.6
   Foreign investments                                 50.1       48.8
   Other                                               26.2       26.6
                                                      246.9      266.4
Deferred tax assets:
   Employee benefits (pensions and other
     postretirement benefits)                         110.7       97.7
   Warranties                                          37.4       30.0
   Alternative minimum tax                             19.4       21.8
   Foreign tax credits and net operating losses        57.5       42.3
   Reserves                                            58.7       45.1
   Other                                               46.0       18.5
   Valuation allowances                              (103.9)     (29.1)
                                                      225.8      226.3
   Net deferred tax liabilities                   $    21.1   $   40.1
                                                  =========   ========

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Deferred tax assets related to foreign tax credits, net operating loss carryforwards, and future tax deductions have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income as well as on income in the legal entity which gave rise to tax losses. Other deferred tax assets have not been reduced by valuation allowances because of carrybacks and existing deferred tax credits which reverse in the carryforward period. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

   As a result of the Acquisition (see Note 1) and the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration, and accordingly no deferred taxes have been provided on such differences, which are significant. It is impracticable because of the complex legal structure of the Company and the numerous tax jurisdictions in which the Company operates to determine such deferred taxes.

   Cash taxes paid were $41 million, $56 million, and $79 million in the years 1993, 1992, and 1991, respectively.

   In connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1990, the German tax authorities have raised questions regarding the treatment of certain significant matters. The Company has paid approximately $20 million of a disputed German income tax. A suit is pending to obtain a refund of this tax. The Company anticipates that the German tax authorities may propose other adjustments resulting in additional taxes of approximately $105 million, plus penalties and interest for the tax return years under audit. In addition, significant transactions similar to those which gave rise to such possible adjustments occurred in years subsequent to 1990. The Company, on the basis of the opinion of legal counsel, believes the tax returns are substantially correct as filed and intends to vigorously contest any adjustments which have been or may be assessed. Accordingly, the Company had not recorded any loss contingency at December 31, 1993 with respect to such matters. Under German tax law the authorities may demand immediate payment of a tax assessment prior to final resolution of the issues. The Company also believes, on the basis of opinion of legal counsel, that it is highly likely that a suspension of payment will be obtained if additional taxes are assessed. However, if payment is required, the Company expects that it will be able to make such payment from available sources of liquidity or credit support but that future cash flows and capital expenditures and therefore subsequent results of operations for any particular quarterly or annual period could be adversely affected.

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Inventories

   The components of inventory are as follows:

                                              At December 31,
                                              1993       1992
                                           (Dollars in millions)

          Finished products                 $169.0     $200.6
          Products in process                 78.0       95.8
          Raw materials                       78.8       88.5
              Inventory at cost             $325.8     $384.9
                                            ======     ======

    The carrying cost of inventories reflects purchase accounting adjustments and therefore exceeds current cost.

Note 7.  Facilities

    The components of facilities, at cost, are as follows:

                                                At December 31,
                                              1993          1992
                                             (Dollars in millions)

          Land                            $   66.2      $   65.0
          Buildings                          314.6         310.2
          Machinery and equipment            739.9         719.4
          Improvements in progress            54.4          45.6
          Gross facilities                 1,175.1       1,140.2
          Less: accumulated depreciation     354.6         307.4
          Net facilities                  $  820.5      $  832.8
                                          ========      ========

Note 8.  Debt

    The 1993 Refinancing

    In July 1993 the Company completed a refinancing (the "Refinancing") that included (a) the issuance of $200 million principal amount of 9-7/8% Senior Subordinated Notes Due 2001; (b) the issuance of approximately $751 million principal amount of 10-1/2% Senior Subordinated Discount Debentures Due 2005, which yielded proceeds of approximately $450 million;
(c) the amendment and restatement of the Company's 1988 Credit Agreement (the "1988 Credit Agreement" and as so amended and restated, the "Credit Agreement") to establish a $1 billion secured, multi-currency, multi-borrower credit facility; and (d) the application of the proceeds of such issuances and such borrowings as follows: (i) the redemption on July 1, 1993, of all of the outstanding 12-7/8% Senior Subordinated Debentures Due 2000 (the "12-7/8% Senior Subordinated Debentures") at a redemption price of 104.83% ($571.3 million), (ii) the redemption on July 2, 1993, of

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a majority of the outstanding 14-1/4% Subordinated Discount Debentures Due 2003 (the "14-1/4% Subordinated Discount Debentures") at a redemption price of 105% ($389.5 million), (iii) the refunding of bank borrowings ($405 million of term loans and $77 million of other bank debt including revolving credit debt), (iv) the refunding of letters of credit ($58 million), and (v) payment of related fees and expenses.

    The Credit Agreement provided to American Standard Inc. and certain subsidiaries (the "Borrowers") a $1 billion facility as follows: (a) a $250 million multi-currency revolving credit facility (the "Revolving Credit Facility") available to all Borrowers, which expires in 2000; (b) a $225 million multi-currency periodic access facility (the "Periodic Access Facility") available to all Borrowers, which expires in 2000; and (c) three term loan facilities (the "Term Loans") consisting of a $225 million U.S. dollar facility ("Tranche A") available to American Standard Inc., which expires in 2000; a $200 million Deutschemark facility ("Tranche B") available to a German subsidiary, which expires in 1997; and a $100 million U.S. dollar facility ("Tranche C") available to all Borrowers, which expires in 1999. In August 1993 the Company repaid $50 million and the amount available under the Credit Agreement by its terms was reduced to $950 million.

    Borrowings under the Periodic Access Facility and the Term Loans generally bear interest at the London interbank offered rate ("LIBOR") plus 2-1/2% except for the $225 million U.S. dollar facility, which bears interest at LIBOR plus 3%, and the $200 million Deutschemark facility, which bears interest at LIBOR plus 2%. The Company pays a commitment fee of 0.5% per annum on the unused portion of the Revolving Credit Facility and a fee of 2.5% plus issuance fees for letters of credit.

    As a result of the Refinancing, results for the year ended December 31, 1993, included an extraordinary charge of $92 million related to the debt retired (including call premiums, the write-off of deferred debt issuance costs, and loss on cancellation of foreign currency swap contracts) on which there was no tax benefit (see Note 5).

    Short-term

    The Revolving Credit Facility (the "Revolver") provides for aggregate borrowings of up to $250 million for working capital purposes, of which up to $200 million may be used for the issuance of letters of credit and $40 million of which is available for same-day short-term borrowings ("Swingline Loans"). At December 31, 1993, there were $7 million of borrowings outstanding under the Revolver and $66 million of letters of credit. Availability under the Revolver at December 31, 1993, was $177 million. Average borrowings under this facility and under the revolving credit facility available under the previous 1988 Credit Agreement for 1993, 1992, and 1991 were $39 million, $14 million, and $44 million, respectively. The Revolver and the Swingline Loans bear interest at the prime rate plus 1-1/2% or LIBOR plus 2-1/2%.

    The Company is required to reduce to $50 million the amount of borrowings outstanding under the Revolver for at least 30 consecutive days in each 12-month period ending May 31. In December 1993 the Company met this requirement for the 12-month period ending May 31, 1994. Commencing August 31, 1994, the Revolver is reduced by $8.3 million annually, with a

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

final maturity on June 1, 2000. In addition, the Company is required to repay the full amount of each of its outstanding revolving loans at the end of each interest period (a maximum of six months). The Company may, however, immediately reborrow such amounts subject to compliance with applicable conditions of the Credit Agreement.

    Other short-term borrowings are available outside the United States under informal credit facilities and are typically a result of overdrafts. At December 31, 1993, the Company had $31 million of such foreign short-term debt outstanding at an average interest rate of 11% per annum. The Company also had an additional $50 million of unused foreign facilities. These facilities may be withdrawn by the banks at any time.

    Long-term

    Long-term debt was as follows:

                                                         At December 31,
                                                        1993         1992
                                                     (Dollars in millions)

    Credit Agreement                                 $   689.9    $     -
    1988 Credit Agreement                                  -          402.3
    9 1/4% sinking fund debentures, due in
      installments from 1997 to 2016                     150.0        150.0
    10 7/8% senior notes due 1999                        150.0        150.0
    11 3/8% senior debentures due 2004                   250.0        250.0
    9 7/8% senior subordinated notes due 2001            200.0          -
    10 1/2% senior subordinated discount
      debentures (net of unamortized discount
      of $272.9 million in 1993) due in installments
      from 2003 to 2005                                  477.8          -
    12 7/8% senior subordinated debentures                 -          545.0
    14 1/4% subordinated discount debentures
      (net of unamortized discount of $36.3
      million in 1992) due in installments
      from 2002 to 2003                                  175.0        509.5
    Other long-term debt                                  63.1         53.3
    12 3/4% junior subordinated debentures due in
      installments from 2001 to 2003 (Note 9)            141.8          -
    Foreign currency swap contracts                        -          (14.6)
                                                       2,297.6      2,045.5
    Less current maturities                              105.9         13.4
                                                     $ 2,191.7    $ 2,032.1
                                                     =========    =========

    The amounts of long-term debt maturing from 1995 through 1998 are:
1995-$126.3 million, 1996-$123.5 million, 1997 $121.2 million, 1998-$117.5 million.

    Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 1993, 1992, and 1991, were $2.7 million, $3.1 million, and $3.6 million, respectively. Cash interest paid for those same years on all outstanding indebtedness amounted to $198 million, $210 million, and $224 million, respectively.

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Credit Agreement loans, maturities, and effective weighted average interest rates in effect at December 31, 1993, were as follows:

                                                    U.S. Dollar
                                                    Equivalent
                                                   (in millions)
    Periodic Access Facility, due in
      semi-annual installments from
      February 1994 to February 2000:
         British sterling loans at 7.85%              $   95.8
         Deutschemark loans at 9.06%                      49.4
         Canadian dollar loans at 6.50%                   20.2
         French franc loans at 9.17%                      18.5
         Italian lira loans at 12.19%                      8.7
              Total Periodic Access loans                192.6

    Term Loans:
         Tranche A U.S. dollar loans, due in
           semi-annual installments from August
           1997 to February 2000 at 6.50%                225.0
         Tranche B Deutschemark loans, due in
           semi-annual installments from February
           1994 to February 1997 at 7.88%                172.3
         Tranche C U.S. dollar loans, due in
           semi-annual installments from February
           1994 to August 1999 at 6.01%                  100.0
              Total Term Loans                           497.3

    Total Credit Agreement long-term loans               689.9

    Revolver loans at 7.5%                                 7.0

              Total Credit Agreement loans             $ 696.9
                                                      ========

    Under the 1988 Credit Agreement the various term loans and effective weighted average interest rates in effect at December 31, 1992, were as follows:
                                                     U.S. Dollar
                                                      Equivalent
                                                     (in millions)
     Deutschemark loans at 11.4%                       $249.8
     Canadian dollar loans at 13.05%                    152.5
     Total                                             $402.3
                                                       ======

     The 9-7/8% Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, on and after June 1, 1998, at redemption prices declining from 102.82% in 1998 to 100% on June 1, 2000, and thereafter. The 10-1/2% Senior Subordinated Discount Debentures may be redeemed at the Company's option, in whole or in part, on and after June 1, 1998, at redemption prices declining from 104.66% in 1998 to 100% on June 1, 2002, and thereafter. The payment of the principal and interest on the

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9-7/8% Senior Subordinated Notes and on the 10-1/2% Senior Subordinated Discount Debentures (together the "Senior Subordinated Debt") is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the Credit Agreement and the 9-1/4% Sinking Fund Debentures, the 10-7/8% Senior Notes, and the 11-3/8% Senior Debentures (the said notes and debentures together the "Senior Securities").

     The 9-1/4% Sinking Fund Debentures are redeemable at the Company's option, in whole or in part, at redemption prices declining from 105.55% in 1994 to 100% in 2006 and thereafter. The 10-7/8% Senior Notes are not redeemable by the Company. The 11-3/8% Senior Debentures are redeemable at the option of the Company, in whole or in part, on or after May 15, 1997, at redemption prices declining from 105.69% in 1997 to 100% on May 15, 2002, and thereafter.

    The 14-1/4% Subordinated Discount Debentures are redeemable at the Company's option, in whole or in part, at redemption prices of 105% prior to June 30, 1994, declining to 100% on and after June 30, 1995. The payment of the principal and interest on the 14-1/4% Subordinated Discount Debentures issued by the Company in 1988 is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the Credit Agreement, the Senior Securities, and the Senior Subordinated Debt. The 14-1/4% Subordinated Discount Debentures rank senior to the 12-3/4% Junior Subordinated Debentures (described below).

    The 12-3/4% Junior Subordinated Debentures may be redeemed, at the Company's option, in whole or in part at a redemption price of 101.8% prior to June 30, 1994, and at 100% thereafter. The payment of principal and interest on the 12-3/4% Junior Subordinated Debentures is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the Credit Agreement, the Senior Securities, the Senior Subordinated Debt, and the 14-1/4% Subordinated Discount Debentures.

    Obligations under the Credit Agreement are guaranteed by ASI Holding Corporation (the Company's parent), the Company, and significant domestic subsidiaries of the Company (with foreign borrowings also guaranteed by certain foreign subsidiaries) and are secured by U.S., Canadian, and U.K. properties, plant, and equipment; by liens on receivables, inventories, intellectual property, and other intangibles; and by a pledge of the Company's stock and nearly all shares of subsidiary stock. In addition, the obligations of the Company under the Senior Securities are secured, to the extent required by the related indentures, by mortgages on the principal U.S. properties of the Company equally and ratably with the indebtedness under the Credit Agreement and certain related indebtedness.

    The Senior Subordinated Debt, the 14-1/4% Subordinated Discount Debentures, and the 12-3/4% Junior Subordinated Debentures are unsecured.

    The Credit Agreement contains various covenants that limit, among other things, indebtedness, dividends on and redemption of capital stock of the Company, purchases and redemptions of other indebtedness of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, disposal of assets, the

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

use of proceeds from asset sales, and certain other business activities and require the Company to meet certain financial tests. In order to maintain compliance with the covenants and restrictions contained in the 1988 Credit Agreement, the Company from time to time has had to obtain waivers and amend-ments. In February 1994 the Company obtained an amendment to the Credit Agreement that among other things relaxed certain financial tests and covenants and facilitated the investment in an air conditioning joint venture and the formation of a holding company to establish joint ventures in the People's Republic of China for the manufacture and sale of plumbing products. The Company currently believes it will comply with the amended financial tests and covenants but may have to obtain similar waivers or amendments in the future.

    The indentures related to the Company's debentures and notes contain various covenants which, among other things, limit debt and preferred stock of the Company and its subsidiaries, dividends on and redemption of capital stock of the Company and its subsidiaries, redemption of certain subordinated obligations of the Company, the use of proceeds from asset sales, and certain other business activities.

 Note 9.  Exchange of Exchangeable Preferred Stock

     On June 30, 1993, in exchange for all of the Company's outstanding shares of 12-3/4% Exchangeable Preferred Stock, the Company issued $141.8 million of 12-3/4% Junior Subordinated Debentures Due 2003 to the holder of the Exchangeable Preferred Stock. Those debentures were sold by the holder in a registered public offering in August 1993. The Company received none of the proceeds of this offering.

Note 10.  Foreign Currency Translation

     Assets and liabilities of most foreign operations are translated at year-end rates of exchange, and the resulting gains or losses, net of income tax effects, are accumulated in a separate component of stockholder's equity.

     Changes in exchange rates which gave rise to significant translation effects included in stockholder's equity for the years ended December 31, 1993, 1992, and 1991, are summarized in the accompanying table.

                                                Change in End of
                                              Period Exchange Rate
Currency                                   1993      1992        1991

British sterling                            (2)%      (19)%      (3)%
Canadian dollar                             (4)       ( 9)        -
French franc                                (6)        (6)       (2)
Deutschemark                                (7)        (6)       (1)
Italian lira                               (14)       (22)       (2)
                                           =====      =====     =====
Translation loss included
  in stockholder's equity, net
  of tax (dollars in millions)          $ (62.3)   $ (36.2)   $ (2.1)
                                          ======     ======     =====

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The allocation of purchase costs increased the net asset exposure of foreign operations; however, since June 29, 1988, the date of the Merger, the effects of exchange volatility have been ameliorated by the fact that a portion of the Company's borrowings has been denominated in foreign currencies.

     The losses from foreign currency transactions and translation from operations in countries with high inflation rates reflected in expense were $21.9 million in 1993, $19.3 million in 1992, and $14.4 million in 1991.


Note 11.  Fair Values of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" ("FAS 107"), requires disclosure information about all financial instruments of a company except certain excluded instruments and instruments for which it is not practicable to estimate fair value. The fair values presented below are estimates as of December 31, 1993, and are not necessarily indicative of amounts the Company could realize or settle currently or indicative of the intent or ability of the Company to dispose of or liquidate such instruments.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and certificates of deposit: The carrying amount reported in the balance sheet for cash and certificates of deposit approximates its fair value.

    Long- and short-term debt: The fair values of the Company's Credit Agreement loans are estimated using indicative market quotes obtained from a major bank. The fair values of senior notes, senior debentures, senior subordinated notes, senior subordinated discount debentures, subordinated discount debentures, the sinking fund debentures, and the junior subordinated debentures are based on indicative market quotes obtained from a major securities dealer. The fair values of other loans approximate their carrying value.

    The carrying amounts and estimated fair values of selected financial instruments at December 31, 1993 are as follows:
                                                   (dollars in millions)
                                                 Carrying        Fair
                                                 Amount          Value
     Credit Agreement loans                       $ 697         $ 679
     10 7/8% senior notes                           150           163
     11 3/8% senior debentures                      250           276
      9 7/8% senior subordinated notes              200           208
     10 1/2% senior subordinated discount
             debentures                             478           505
     14 1/4% subordinated discount debentures       175           184
      9 1/4% sinking fund debentures                150           152
     12-3/4% junior subordinated debentures         142           143
     Other loans                                     63            63

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12.  Related Party Transactions

     The Company received non-cash capital contributions from Holding in the form of shares of common stock awarded to employees under various stock compensation plans totalling $5.3 million, $3.8 million, and $7.1 million in 1993, 1992 and 1991 respectively. The Company has agreed to pay Kelso an annual fee of $2.75 million for providing management consulting and advisory services. In June 1993 the Company issued 1,000 shares of a new, non-voting Series A Preferred Stock, par value $.01 per share, for $10,000 to an affiliate of Kelso & Company. The Company is committed to contribute $5 million of capital to a Kelso limited partnership. In addition, Tyler Refrigeration was sold to an affiliate of Kelso in 1991.


Note 13.  Leases

 The cumulative minimum rental commitments under the terms of all noncancellable operating leases in effect at December 31, 1993, were $108 million. Net rental expenses for operating leases were $34 million, $32 million, and $28 million for the years ended December 31, 1993, 1992, and 1991, respectively.


Note 14.  Commitments and Contingencies

     The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of numerous sites. In those instances where it is probable that the Company will incur costs from such proceedings and the amounts can be reasonably determined the Company has recorded a liability. The Company believes that these legal, tax, and environmental proceedings will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

     The tax returns of the Company's German subsidiaries are currently under examination by the German tax authorities (see Note 5).

Note 15.  Segment Data

     Sales and operating income by geographic location for the years ended December 31, 1993, 1992, and 1991, are shown on the following page. Identifiable assets are also shown as at years ended 1993, 1992, and 1991. See "Business" for a description of each business segment and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital expenditures and depreciation and amortization.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEGMENT DATA
                             (Dollars in millions)

                                                    Year Ended December 31,
                                                   1993       1992      1991
Sales
Air Conditioning Products                        $2,100      $1,892     $1,836
Plumbing Products                                 1,167       1,170      1,018
Transportation Products                             563         730        741
Total sales                                      $3,830      $3,792     $3,595
Geographic distribution:
  United States                                  $2,096      $1,877     $1,890
  Europe                                          1,315       1,588      1,491
  Other                                             483         392        317
  Eliminations                                      (64)        (65)      (103)
Total sales                                      $3,830      $3,792     $3,595

Operating Income
Air Conditioning Products                        $  133      $  104     $   55*
Plumbing Products                                   108         108         66
Transportation Products                              41          88        121
Total operating income                           $  282      $  300     $  242
Geographic distribution:
  United States                                  $  125      $   96     $   13*
  Europe                                            118         180        206
  Other                                              39          24         23
Total operating income                              282         300        242

Financing and corporate items                       363         352        330
Loss before income taxes, extraordinary
  loss, and cumulative effect of
  changes in accounting methods                     (81)        (52)       (88)
Income taxes                                         36           5         23
Loss before extraordinary loss and cumulative
  effect of changes in accounting methods        $ (117)     $  (57)    $ (111)

* Includes $22 million loss on the sale of Tyler Refrigeration.

                                                     Year Ended December 31,
                                                   1993       1992      1991
Assets
Air Conditioning Products                        $1,167      $1,156     $1,174
Plumbing Products                                   960       1,002      1,069
Transportation Products                             652         722        828
Total identifiable assets                        $2,779      $2,880     $3,071
Geographic distribution:
  United States                                  $1,013      $1,016     $1,015
  Europe                                          1,196       1,370      1,577
  Other                                             570         494        479
Total identifiable assets                         2,779       2,880      3,071
  Prepaid charges                                    82          61         52
  Future income tax benefits                         25          33          8
  Cash and certificates of
    deposit                                          54         113        108
  Corporate assets                                   51          49         46
Total assets                                     $2,991      $3,136     $3,285

                   AMERICAN STANDARD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               QUARTERLY DATA
                                (Unaudited)
                           (Dollars in millions)



                                                    1993
                                    First    Second       Third    Fourth
Sales                              $879.4     $995.5     $976.5    $979.1
Cost of sales                       650.5      754.5      727.7     769.9
Income (loss) before income taxes
  and extraordinary loss             (9.5)     (28.2)       4.1     (46.9)
Tax provision                         8.1        6.1        7.2      14.8
Loss before extraordinary loss      (17.6)     (34.3)      (3.1)    (61.7)
Extraordinary loss (Note 8)             -      (91.9)         -         -
     Net loss                      $(17.6)   $(126.2)    $ (3.1)   $(61.7)
                                   ======    =======     ======    ======



                                                    1992
                                   First     Second       Third    Fourth
Sales                             $901.0     $995.9      $980.9    $914.1
Cost of sales                      672.0      734.1       742.2     703.9
Income (loss) before income taxes   (8.1)      11.4       (16.5)    (39.3)
Tax provision (benefit)              5.5        9.2        (1.5)     (8.5)
     Net income (loss)            $(13.6)   $   2.2      $(15.0)   $(30.8)
                                  ======    =======      ======    ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCING DISCLOSURE.

        Not applicable.

                                MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information as of March 31, 1994, with respect to each person who is an executive officer or director of the Company:

  Name                        Age  Position with Company

Emmanuel A. Kampouris         59   Chairman, President and Chief
                                   Executive Officer, and Director

Horst Hinrichs                61   Senior Vice President,
                                   Transportation Products, and
                                   Director

George H. Kerckhove           56   Senior Vice President, Plumbing
                                   Products, and Director

Fred A. Allardyce             52   Vice President and Chief
                                   Financial Officer

Alexander A. Apostolopoulos   51   Vice President and Group
                                   Executive, Americas, Plumbing
                                   Products

Thomas S. Battaglia           51   Vice President and Treasurer

Roberto Canizares M.          44   Vice President, Air Conditioning
                                   Products' Asia/America Zone

Wilfried Delker               53   Vice President and Group
                                   Executive, Worldwide Fittings,
                                   Plumbing Products

Adrian B. Deshotel            48   Vice President, Human Resources

Cyril Gallimore               65   Vice President, Systems and
                                   Technology

Luigi Gandini                 55   Vice President and Group
                                   Executive, European Plumbing
                                   Products

Daniel Hilger                 53   Vice President and Group
                                   Executive, Air Conditioning
                                   Products in Europe, Middle East
                                   and Africa

Joachim D. Huwendiek          63   Vice President, Automotive
                                   Products in Germany

Name                          Age  Position with Company

Frederick W. Jaqua            72   Vice President and General
                                   Counsel and Secretary

W. Craig Kissel               42   Vice President and Group Executive,
                                   Unitary Products
                                   Group

William A. Klug               62   Vice President, Trane International

Philippe Lamothe              57   Vice President, Automotive
                                   Products in France

G. Eric Nutter                58   Vice President, Automotive
                                   Products in the United Kingdom

Raymond D. Pipes              44   Vice President and Group Executive,
                                   Plumbing Products in the Far East

Bruce R. Schiller             49   Vice President and Group Executive,
                                   Compressor Business

James H. Schultz              45   Vice President and Group
                                   Executive, Commercial Systems
                                   Group

G. Ronald Simon               52   Vice President and Controller

Wade W. Smith                 43   Vice President, U.S. Plumbing
                                   Products

Benson I. Stein               56   Vice President, General Auditor

Robert M. Wellbrock           47   Vice President, Taxes

Shigeru Mizushima             50   Director

Roger W. Parsons              52   Director

Frank T. Nickell              46   Director

J. Danforth Quayle*           47   Director

John Rutledge                 45   Director

Joseph S. Schuchert*          65   Director


* The Management Development Committee functions as the compensation committee of the Company. Since December 2, 1993, its members have been Messrs. Quayle and Schuchert. Prior thereto Mr. Schuchert and two other directors who retired in December, Richard M. Cyert and Edward Donley, served as members of the committee.

     Directors are elected to hold office until the next annual meeting of stockholders or until their successors are elected. Messrs. Kampouris, Mizushima, Nickell, and Schuchert were elected in 1988; Mr. Kerckhove in September 1990; Mr. Hinrichs in March 1991; Dr. Rutledge in March 1993; Mr. Quayle in September 1993; and Mr. Parsons in March 1994.

     Holding, Kelso ASI Partners, L.P. (the 73 percent owner of Holding) ("ASI Partners"), and executive officers and certain other management personnel of the Company who purchased shares of Holding common stock ("Management Investors") entered into a Stockholders Agreement that, among other things, provides for arrangements regarding the control of the election of directors of Holding.

     Until the earlier of (i) the occurrence of a public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Holding common stock to the public and underwritten by an investment banking firm of nationally recognized standing and (ii) July 7, 1998, the Management Investors as a group are entitled to nominate at least two directors to the Board of Directors of Holding, and ASI Partners is entitled to nominate the remaining directors. As a result, during such period ASI Partners will control the Board of Directors. To effectuate their rights, the Management Investors and ASI Partners have agreed in the Stockholders' Agreement to grant an irrevocable proxy to the Secretary of Holding to vote their shares of common stock in accordance with such nominations. Such grant of an irrevocable proxy terminates upon Holding's becoming subject to the proxy rules under the Securities Exchange Act of 1934. At present the Board of Directors of Holding consists of nine directors.

     The sole holder of the outstanding common stock of American Standard Inc. is Holding, and Holding exclusively elects the directors of American Standard Inc. Currently the directors of Holding are also the directors of American Standard Inc.

     Set forth below is the principal occupation of each of the executive officers and directors named above during the past five years (except as noted, all positions are with the Company).

     Mr. Kampouris was elected Chairman in December 1993 and President and Chief Executive Officer in February 1989. Prior thereto he was Senior Vice President, Building Products, from 1984 to February 1989. He is also a director of Daido Hoxan Inc. Mr. Kampouris has served as a director of the Company since July 1988.

     Mr. Hinrichs was elected Senior Vice President, Transportation Products, in December 1990. Prior thereto he served as Vice President and Group Executive, Automotive Products, from 1987 to 1990. Mr. Hinrichs has served as a director of the Company since March 1991.

     Mr. Kerckhove was elected Senior Vice President, Plumbing Products, in June 1990. Prior thereto he was Vice President (from 1985 until June
1990) and Group Executive (from 1988 until June 1990) of European Plumbing Products. Mr. Kerckhove has served as a director of the Company since September 1990.

     Mr. Allardyce was elected Vice President and Chief Financial Officer in January 1992. Prior thereto he served as Vice President and Controller from February 1983 until December 1991.

     Mr. Apostolopoulos was elected Vice President and Group Executive, Americas Plumbing Products, in December 1990. Prior thereto he served as the executive in charge of Plumbing Products' joint ventures from September 1989 to November 1990 and Managing Director of the Company's Egyptian subsidiary from July 1984 to August 1989.

     Mr. Battaglia was elected Vice President and Treasurer in September 1991. Prior thereto he was Assistant Treasurer.

     Mr. Canizares was elected Vice President, Air Conditioning Products' Asia/America Zone, in December 1990. Prior thereto he served as the executive in charge of this zone and Manager of Planning and Distribution from November 1986 to November 1990.

     Mr. Delker was elected Vice President and Group Executive, Worldwide Fittings, Plumbing Products, in April 1990. Prior thereto he served as executive in charge of the Company's brass fittings manufacturing operations from June 1982 until March 1990.

     Mr. Deshotel was elected Vice President, Human Resources, in January 1992. Prior thereto he served as Group Vice President, Human Resources, for U.S. Plumbing Products from September 1986 until December 1991.

     Mr. Gallimore was elected Vice President, Systems and Technology, in December 1990. Prior thereto he served as the executive in charge of Manufacturing and Technology from 1984 to November 1990.

     Mr. Gandini was elected Vice President and Group Executive, European Plumbing Products, in July 1990. Prior thereto he served as General Manager of Ideal Standard S.p.A., the Italian subsidiary of the Company, from January 1978 until June 1990.

     Mr. Hilger was elected Vice President and Group Executive, Air Conditioning Products, in Europe, Middle East and Africa, in June 1988.

     Mr. Huwendiek was elected Vice President, Automotive Products in Germany, in January 1992. Prior thereto he served as Managing Director of WABCO Germany since June 1987.

     Mr. Jaqua was elected Vice President and General Counsel and
Secretary in April 1989. Prior thereto he was Associate General Counsel and Assistant Secretary.

     Mr. Kissel was elected Vice President in charge of Air Conditioning Products' Unitary Products Group in January 1992, becoming Group Executive in March 1994. He served as Vice President, Sales and Distribution, for Air Conditioning Products, from December 1990 until January 1992 and served as divisional Senior Vice President in charge of U.S. Sales from January to November 1990. He was in charge of Western Regional Sales from January 1989 to January 1990.

     Mr. Klug was elected Vice President in 1985 and has been in charge of Trane International since December 1993. He served as Group Executive, Unitary Products Group, from April 1990 until December 1993. He was Group Executive, North American Sales and Distribution, Air Conditioning Products, from October 1987 to March 1990.

     Mr. Lamothe was elected Vice President, Automotive Products in France, in January 1992. He served as Group Vice President of the French transportation business during 1991 and prior thereto was General Manager of the French transportation subsidiary.

     Mr. Nutter was elected Vice President, Automotive Products in the United Kingdom, in January 1992. Prior thereto he served as Vice President and General Manager of WABCO Transportation U.K. Limited, the United Kingdom transportation subsidiary of the Company from March 1991 until December 1991 and Group Managing Director of the United Kingdom transportation subsidiary from June 1987 until February 1991.

     Mr. Pipes was elected Vice President and Group Executive for the Far East Region of Plumbing Products in May 1992. Prior thereto he served as Managing Director of the Company's Philippine subsidiary from May 1990 until April 1992 and was Group Vice President, Control & Finance, of U.S. Plumbing Products from March 1985 until April 1990.

     Mr. Schiller was elected Vice President and Group Executive,
Compressor Business (Air Conditioning Products) in March 1994. Prior thereto he served as General Manager, Compressor Business Group, from May 1993 to February 1994 and Manager and then General Manager of the Company's Tyler, Texas, facility from March 1986 to April 1993.

     Mr. Schultz was elected Vice President and Group Executive,
Commercial Systems, in 1987.

     Mr. Simon was elected Vice President and Controller in January 1992. Prior thereto he served as Vice President and Controller of the Air Conditioning Products' Commercial Systems Group from December 1984 to December 1991.

     Mr. Wade W. Smith was elected Vice President, U.S. Plumbing Products, in May 1992. Prior thereto he served as Group Vice President in charge of the Chinaware Business Unit of U.S. Plumbing Products from February 1992 until April 1992 and from April 1987 to February 1992 he was Vice President and General Manager of the Building Automation Systems Division of the Commercial Systems Group of Air Conditioning Products.

     Mr. Stein was elected Vice President, General Auditor, in March 1994; from December 1986 to February 1994 he was the Company's General Auditor.

     Mr. Wellbrock was elected Vice President, Taxes, effective January 1, 1994. Prior thereto he served as Director of Taxes from 1988 through 1993.

     Mr. Mizushima has been President and Chief Operating Officer of Daido Hoxan Inc. since the merger in April 1993 of Hoxan Corporation with Daido Sanso Company (a subsidiary of Air Products and Chemicals Inc.). Prior thereto Mr. Mizushima was President of Hoxan Corporation, a position he
held since 1984.   He is also a director of Daido Hoxan.  Daido Hoxan Inc
is the second largest supplier of industrial gases in Japan. One of its subsidiaries is a distributor of American-Standard plumbing products in Japan. Mr. Mizushima has served as a director of the Company since July 1988.

     Mr. Nickell has been President and a director of Kelso & Companies, Inc., since March 1989. Kelso & Companies, Inc. is the general partner of Kelso & Company, L.P. From 1984 to 1989 Mr. Nickell was a general partner of Kelso & Company, L.P. He is also a director of Club Car, Inc.; King Holding Corp; and Tyler Holdings Corporation. Mr. Nickell has served as a director of the Company since May 1988.

     Mr. Parsons is Managing Director of Rea Brothers Group PLC ("Rea Brothers Group"), which he joined in 1988 after a long banking career.
Rea Brothers Group is a U.K. holding company of subsidiaries engaged in the investment banking business. He also holds directorships in several subsidiaries of Rea Brothers Group. Mr. Parsons was elected as a director of the Company on March 2, 1994.

     Mr. Quayle served as Vice President of the United States from January 1989 to January 1993. Since leaving that office Mr. Quayle has been associated with Circle Investors, Inc. (an investment planning and consulting firm), and FX Strategic Advisors, Inc. (an international trade consulting firm), both of which he serves as Chairman. He is a Director of Central Newspapers, Inc. Mr. Quayle has served as a director of the Company since September 1993.

     Dr. Rutledge has been Chairman of Rutledge & Company, Inc., a merchant banking firm, since January 1991. He is the founder and Chairman of Claremont Economics Institute, an economic research firm established in 1975. He is also a director of Earle M. Jorgensen & Company, Lazard Freres Funds, Medical Specialties Group, and Utendahl Capital Partners and is a special advisor to Kelso & Company. Dr. Rutledge has served as a director of the Company since March 1993.

     Mr. Schuchert has been Chairman, CEO, and a director of Kelso & Companies, Inc., since March 1989. Kelso & Companies, Inc. is the general partner of Kelso & Company, L.P. From 1984 to 1989 Mr. Schuchert was managing general partner of Kelso & Company, L.P. He is also a director of Earle M. Jorgensen & Company. Mr. Schuchert has served as a director of the Company since May 1988.

     On December 23, 1992, Kelso & Company and its chief executive officer, Mr. Schuchert, without admitting or denying the findings contained therein, consented to an administrative order in respect of a Securities and Exchange Commission ("Commission") inquiry relating to the 1990 acquisition of a portfolio company by a Kelso affiliate. The order found that Kelso's tender offer filing in connection with the acquisition did not comply fully with the Commission's tender offer reporting requirements, and required Kelso and Mr. Schuchert to comply with these requirements in the future.


Compensation Committee Interlocks
and Insider Participation

Mr. Schuchert is a member of the Management Development Committee (the Compensation Committee) of the Company's Board of Directors. He is Chairman of Kelso & Companies, Inc. (the general partner of Kelso & Company, L.P.) and a general partner of American Standard Partners, the general partner of Kelso ASI Partners.

The Company pays Kelso an annual fee of $2.75 million for providing management consulting and advisory services, including those of Messrs. Schuchert and Nickell. The fee is reduced depending on the number of shares Kelso controls of Holding or the Company, with final termination when Kelso's ownership control falls below 20 percent.

The Company also entered into a transaction with Kelso Insurance Services, Incorporated (an affiliate of Kelso) ("Kelso Insurance"), and American Telephone and Telegraph Company ("AT&T") pursuant to which the Company as well as other Kelso affiliated companies participates in a telecommunications network under which AT&T provides communications services to the group at a special lower tariff rate. In connection with that transaction the Company has guaranteed a minimum annual usage by it of $2 million for a period of five years commencing 1993. No fee was paid by the Company to Kelso Insurance in connection with this transaction.

In August 1993 the Company purchased a limited partnership interest in Kelso Investment Associates V, L.P. ("KIA V") in exchange for its commitment to make a capital contribution of $5 million to KIA V. KIA V was formed to seek out business opportunities and invest primarily in equity securities, leveraged buy-outs, and joint ventures. Kelso Partners V, L.P. serves as the general partner of KIA V. The general partners of Kelso Partners V, L.P., include Messrs. Schuchert and Nickell. Kelso & Co., L.P., is the manager of KIA V and, as such, acts as investment adviser of KIA V. The management fee relating to the interest held by the Company has been waived.

ITEM 11. EXECUTIVE COMPENSATION

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for 1993, 1992 and 1991, of those persons who were (i) at
December 31, 1993, the chief executive officer and the other four most highly compensated executive officers of the Company and (ii) a former executive officer (the persons described in subdivisions (i) and (ii) hereinafter collectively called the "Named Officers"):
SUMMARY COMPENSATION TABLE
                                                                      Long-Term
Name and                              Annual Compensation           Compensation   All Other
Principal                                          Other Annual         LTIP        Compen-
Position                Year   Salary    Bonus (1) Compensation(2)     Payouts(3)     sation(4)
Emmanuel A. Kampouris   1993  $562,500  $600,000     $337,500       $  896,800     $ 131,564
Chairman, President     1992   525,000   500,000      337,500        1,085,316       117,951
  & Chief Executive     1991   525,000   500,000        (5)            842,000         (5)
  Officer

George H. Kerckhove     1993  $334,500  $141,000     $169,500       $  430,500     $  33,016
Senior Vice President   1992   319,000   148,000      169,500          490,456        32,344
                        1991   293,369   148,000        (5)            342,000         (5)

Horst Hinrichs          1993  $292,211  $127,000     $135,000       $  370,700     $  30,912
Senior Vice President   1992   303,415   130,000      135,000          354,727        21,707
                        1991   269,444   160,000        (5)            307,000         (5)

Fred A. Allardyce       1993  $250,000  $ 96,000     $169,500       $  266,000     $  28,430
Vice President & Chief  1992   240,000    90,000      169,500          298,401        32,581
  Financial Officer     1991   192,000    70,000        (5)            207,000         (5)

Luigi Gandini           1993  $250,916  $ 81,000     $   0          $  264,700     $  27,676
Vice President          1992   243,950    88,600         0             286,625        27,957
                        1991   226,316    80,000        (5)            119,000         (5)

H. Thompson Smith       1993  $342,500  $154,000     $ 90,000       $  486,500     $  29,398
former Senior Vice      1992   330,000   144,000       90,000          579,078        24,845
  President             1991   300,000   152,000        (5)            419,000         (5)

1.  Represents annual bonus earned for the year reported but paid in the subsequent year.

2.  Amounts shown represent payments under the Company's 1988 Management Partners' Bonus Plan;
    payments were at the rate of $1.50 per share of ASI Holding Corporation common stock owned by Named Officers on July 7, 1993, that had been previously acquired through stock offerings in 1988.

3.  Amounts for 1993 represent a best estimate of the Long-Term Incentive Compensation Plan
    ("LTIP") payouts under the 1991-1993 performance period of the LTIP.  Although the period has closed, the final determination of inventory turnover, the target for this period, cannot be made until April 1994.  The payouts are expected to be made all in cash.  The
    1992 LTIP payouts represent achievement of the 1990-1992 performance goal, with payment approximately 80% in cash and 20% in shares of Common Stock of Holding made partially in
    1992 and partially in 1993.  The shares were distributed to a grantor's trust for the account of the Named Officers.  The 1991 LTIP payouts represent achievement of the
    1989-1991 performance goal, with payment (all cash) made in 1992.

4.  Included in All Other Compensation for 1993 and 1992 was the following:
                           Premiums for Term
                            Life Insurance                      ESOP Allocations
                          1993           1992                   1993       1992
    E.A. Kampouris      $110,338       $ 97,354               $21,226    $ 20,597
    G.H. Kerckhove        11,790         11,747                21,226      20,597
    H. Hinrichs            9,686          1,110                21,226      20,597
    F.A. Allardyce         7,204         11,984                21,226      20,597
    L. Gandini             6,450          7,360                21,226      20,597
    H.T. Smith             8,172          4,248                21,226      20,597

5.  Not required by the Securities and Exchange Commission transitional rules.

6.  Annual bonuses and LTIP payouts may be deferred at the election of the recipient.

Retirement Plans
Terminated Plan.  As a result of the change of control of the Company in 1988, the retirement plan of the Company covering its U.S. salaried employees was terminated as of June 30, 1988.  Thereafter, the accrued benefits of all participants through that date, all of which vested, are provided through annuities purchased with the assets of the terminated plan (the "Terminated Plan").  There were no further benefit accruals under the Terminated Plan after June 30, 1988.

The annual retirement annuities that are payable to Named Officers, assuming retirement at age 65 and no election of a joint and survivor option and after giving effect to an offset for Social Security benefits, are as follows:  Mr. Kampouris,
$90,662; Mr. Hinrichs, $72,945; Mr. Kerckhove, $109,828; Mr. Allardyce, $25,764; and
Mr. Smith, $22,426.

    Supplemental Retirement Plan.
The Company currently maintains a supplemental retirement plan (the "Supplemental
Plan") for most of its executive officers including all of the Named Officers, with benefits, payable in the form of a single lump sum settlement, that supplement, on the basis of a formula, their annual retirement benefits (if any) under the
Terminated Plan.
The table below shows the annualized target Supplemental Plan benefit payable to a participant for life from normal retirement date (age 65) based on years of service and covered compensation.  If a participant dies after his Supplemental Plan benefit vests but before he receives such benefit, his spouse is entitled to Plan benefits, but in a reduced amount.
     Highest 3-Year
     Average Annual                                 Years of Service
      Compensation                         10        20        30        40

    $  250,000 ...................     $100,000  $125,000  $150,000  $150,000
       500,000 ...................     $200,000  $250,000  $300,000  $300,000
       750,000 ...................     $300,000  $375,000  $450,000  $450,000
     1,000,000 ...................     $400,000  $500,000  $600,000  $600,000
     1,250,000 ...................     $500,000  $625,000  $750,000  $750,000
     1,500,000 ...................     $600,000  $750,000  $900,000  $900,000

The Supplemental Plan benefits are based on credited years of service and average annual compensation for the highest three calendar years of the final ten calendar years of employment (not exceeding 60 percent of average annual compensation for such years of service) and are reduced by an offset consisting of certain other retirement benefits, including amounts payable under the Terminated Plan, annual allocations to the executive officer's Employee Stock Ownership Plan ("ESOP") accounts, and Social Security benefits. Benefits under the Supplemental Plan are vested after five years of service or employment continuation through age 65. Compensation used in determining Supplemental Plan benefits (covered compensation) includes only salary and bonus reflected in the Summary Compensation Table above. No covered compensation of any Named Officer differs by more than 10% from the salary and bonus set forth in the Summary Compensation Table.

The years of credited service under the Supplemental Plan for the Named Officers are as follows: Mr. Kampouris, 28 years; Mr. Hinrichs, 35 years; Mr. Kerckhove, 32 years; Mr. Allardyce, 17 years; Mr. Gandini, 33 years; and Mr. H.T. Smith, 13 years.

The current annual target benefit for Mr. Kampouris is approximately 20 percent higher than that shown in the above table since a different benefit formula under the pre-1990 version of the Supplemental Plan applies to his period of service and earnings prior to April 27, 1991.
The method of calculating the lump sum payable to Mr. Kampouris that is attributable to his accrued benefit through April 27, 1991, has been adjusted to reflect the recent increase in the Federal ordinary income tax rates.

An amendment to the Supplemental Plan in 1993 established minimum annual lump sum payments for certain Named Officers which, after giving effect to Plan offsets, are estimated as follows: Mr. Kampouris, $427,000; Mr. Hinrichs, $143,000; Mr. Kerckhove, $37,000; and Mr. Gandini, $24,000.

LONG-TERM INCENTIVE COMPENSATION PLANS-AWARDS IN 1993

                                         Performance
                           Number of       or Other
                         Shares, Units   Period Until     Estimated Future Payouts Under
                           or Other       Maturation         Non-Stock-Price-Based Plans
         Name               Rights        or Payout     Threshold      Target       Maximum

Emmanuel A. Kampouris       (a)           1/93-12/95     $499,350      $998,700   $1,997,400
President & Chief
  Executive Officer


George H. Kerckhove         (a)           1/93-12/95     $227,200      $454,400   $  908,800
Senior Vice President

Horst Hinrichs              (a)           1/93-12/95     $195,350      $390,700   $  781,400
Senior Vice President

Fred A. Allardyce           (a)           1/93-12/95     $165,000      $330,000   $  660,000
Vice President & Chief
  Financial Officer

Luigi Gandini               (a)           1/93-12/95     $138,639      $277,278   $  554,556
Vice President

H. Thompson Smith           (a)           1/93-12/95     $ 85,492      $170,983   $  341,966
former Senior Vice
  President

(a) Awards are denominated in dollars.

The above table shows the contingent target awards made in 1993 to each Named Officer for the 1993-1995 performance period.  The targets set for the 1993-1995 performance period are based on the achievement in 1995 of predetermined Company-wide increases in inventory turnover rates and a fixed percentage of earnings (before interest and taxes) to sales.  The threshold reflects 50% of the target award; if the threshold level of inventory turnover and earnings to sales is not achieved, no payouts are made.  The maximum payout is twice the target award and may be realized by achievement of inventory turnover at a substantially increased rate or by a combination of an increase in inventory turnover and percentage of earnings to sales above the threshold level.  Contingent awards are based on a participant's average annual base salary during his participation in the performance period, subject to prorated adjustment to reflect the duration of his participation in the period.  At the end of a performance period a payment, in cash or in common stock of Holding or a combination of both, is made on the basis of the achievement of the goal.  Termination of employment may result in forfeiture or proration of the award, depending on the nature of the termination.
A Plan participant may defer payment of his award.  Payment of awards will not be made or will be deferred if an event of default under the Company's loan agreements or debt indentures has occurred or will occur as a result of such payment.

Shares of Holding Common Stock distributable to Plan participants are delivered to a grantor's trust for their benefit. The trust will terminate following a public offering of Holding Common Stock, at which time shares or cash credited to each participant's account is to be distributed. Payment, however, may be deferred if an event of default under the Company's loan agreements or debt indentures has occurred or will occur as a result of such payment. Until distribution, assets of the trust are subject to the claims of creditors of Holding or the Company. Shares held by the trust are voted by the trustee in accordance with the Company's directions.

Directors' Fees and Other Arrangements

In the first half of 1993 each outside director was paid a fee of $5,000 per calendar quarter and in addition received a fee of $500 for each meeting of the Board attended; in the last half each outside director was paid a fee of $6,750 per calendar quarter and in addition received a fee of $1,000 for each meeting of the Board attended. Effective with the third quarter, an outside director is also paid $1,000 for attending a Committee meeting. (Previously an outside director was paid $500 for attending a Committee meeting not held on the day of a Board meeting.) The only directors currently eligible for directors' fees are directors who are neither employees of the Company or Kelso. They are Messrs. Mizushima, Parsons, Quayle, and Rutledge. All directors are reimbursed for reasonable expenses incurred in connection with attendance at any meetings. No separate directors' fees are paid for attendance at meetings of Holding that are held on the same day the Company's Board meets.

A Supplemental Compensation Plan for Outside Directors ("Supplemental Compensation Plan") was adopted in June 1989. A Plan Account was establish-ed for each participating director at that time consisting of units equivalent to $50,000 of Holding common stock with each unit having a value of $19 per share, the independently appraised value of the shares of Holding as of December 31, 1988. For the purpose of providing a measure of parity among the directors, the $50,000 amount was increased to $100,000 for participating directors who became Board Members after January 1, 1993, with such amount converted into units for the account of such directors at the rate of $42.96 per unit ($42.96 representing the independently appraised value of the shares of Holding as of December 31, 1992). When a participating director ceases to be a member of the Board, he or his beneficiary will receive a cash payment equal to the number of units in his Plan Account multiplied by the per-share value of Holding common stock based on the then last year-end appraisal. If a participating director is removed for cause, his entire interest in the Plan is forfeited. Employee-directors and Messrs. Nickell and Schuchert do not participate in this Plan.

Mr. Donley and Dr. Cyert, directors who retired in December 1993, each received a payment of $113,053 pursuant to the Supplemental Compensation Plan.

Corporate Officers Severance Plan and Other Employment or
Severance Arrangements

The Board of Directors approved a severance plan for executive officers (the "Officers Severance Plan"), effective April 27, 1991. The Officers Severance Plan provides that any participant whose employment is involuntarily terminated by the Company without "Cause" (as defined in the Officers Severance Plan) or who leaves the Company for "Good Reason" (as defined in the Officers Severance Plan) shall be paid an amount equal to the sum of two (three in the case of the Chief Executive Officer) times such participant's annual base salary at the rate in effect at the time of termination, a proration of the then Annual Incentive Plan target award (described previously), and one (two in the case of the Chief Executive Officer) times such target award. In addition, group life, accident, and disability insurance coverages, as well as group medical coverage, will be continued for up to 24 (36 in the case of the Chief Executive Officer) months following such officer's termination. The Named Officers (other than Mr. Smith, who retired in December 1993) are participants in this Plan.

An agreement was entered into with H. Thompson Smith in December 1993 concerning the terms of his termination of employment and retirement.
Under that agreement he is entitled to receive his 1993 Annual Incentive Plan award in the amount of $154,000 and will be entitled to receive the same amount in March 1995. In addition, Mr. Smith is retained as a consultant through 1995 at the rate of $29,583 per month. In the event of Mr. Smith's death, the fees remaining through the end of 1995 are payable in a lump sum to his spouse or estate. He is also entitled to receive payments under the Company's Long-Term Incentive Compensation Plan for the 1992-1994 and 1993-1995 performance periods in accordance with its terms, such awards to be prorated to December 31, 1993. Mr. Smith continues under the Company's medical and life insurance programs through 1995.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the common stock, $.01 par value, of American Standard Inc., the only voting stock of American Standard Inc., is owned by Holding. Set forth below is the number of shares of Common Stock, par value $.01 per share, of Holding, the only outstanding voting stock of Holding, beneficially owned as of March 10, 1994, by each Director and nominee, each Named Executive Officer, all Directors and executive officers of Holding as a group, and each 5% holder.

                                                        Shares       Percent
                          Name and Address            Beneficially     of
Title of Class          of Beneficial Owner              Owned        Class
Holding common stock,
  par value -           Kelso ASI Partners, L.P.(a)   18,000,000     73%
  $.01 per share        ("ASI Partners")
                        Joseph S. Schuchert(a)        18,000,000(d)  73% (d)
                        Frank T. Nickell(a)           18,000,000(d)  73% (d)
                        George E. Matelich(a)         18,000,000(d)  73% (d)
                        Thomas R. Wall IV(a)          18,000,000(d)  73% (d)
                        Emmanuel A. Kampouris(b)         225,000      *
                        George H. Kerckhove(b)           113,000      *
                        Horst Hinrichs(b)                 90,000      *
                        Fred A. Allardyce(b)             113,000      *
                        American-Standard Employee
                          Stock Ownership Plan(c)      4,267,710     17%
                        All current directors and
                          executive officers of
                          Holding and the Company
                          as a group                  18,824,900(e)  77% (e)

     * Less than one percent.

(a) The business address for such persons is c/o Kelso & Company, 350 Park Avenue, New York, N.Y. 10022.

(b) Mr. Kampouris is Chairman, President and Chief Executive Officer and a director of the Company and of Holding. Messrs. Hinrichs and Kerckhove are Named Officers and directors of the Company and of Holding, and Mr. Allardyce is a Named Officer of the Company and of Holding.

(c) The business address for the ESOP is c/o American Standard Inc., 1114 Avenue of the Americas, New York, N.Y. 10036. At December 31, 1993, 3,548,609 Plan shares were allocated to executive officers of Holding and the Company and other ESOP participants. The number of shares shown for executive officers in the table above does not reflect shares allocated to their accounts in the ESOP. Shares in the ESOP account are voted by the ESOP trustee as directed by the plan board (the board administering the trust which currently consists of executive officers of the Company). However, participants may direct the vote of their ESOP account shares in matters involving mergers, recapitalizations, or dispositions of substantial assets. Until termination of employment a participant cannot dispose of shares in his ESOP account. Shares distributed to a participant on termination are subject to the Company's right of first refusal. The shares in the Named Officers ESOP accounts are as follows: Mr. Kampouris, 3,995 shares; Mr. Kerckhove, 3,953 shares; Mr. Hinrichs, 4,266 shares; Mr. Allardyce, 4,246 shares; and Mr. Gandini, 2,225 shares. The shares in the ESOP accounts for all executive officers total 69,218 shares.

     The number of shares shown for executive officers in the table above also does not reflect shares of Holding Common Stock issued as part of the payouts under the LTIP and held for them in trust under a trust agreement dated as of January 1, 1993. Shares in the trust are voted by the trustee as directed by the Company. Until termination of the trust, a beneficiary of the Trust cannot dispose of shares credited to his account. Shares in the Named Officers' accounts in the trust are as follows: Mr. Kampouris, 4,453 shares; Mr. Kerckhove, 2,012 shares; Mr. Hinrichs, 1,787 shares; Mr. Allardyce, 1,224 shares; and Mr. Gandini, 1,176 shares. The shares in the trust accounts for all executive officers total 28,620 shares.

     Also not included above are 19,198 shares of ASI Holding common stock held in a similar grantor's trust for the account of certain executive officers. These were earned by them under an employee incentive plan prior to their becoming officers.

(d) Messrs. Schuchert and Nickell, each a director of the Company and of Holding, and Messrs. Matelich and Wall may be deemed to share beneficial ownership of shares owned of record by ASI Partners by virtue of their status as general partners of American Standard Partners, the general partner of ASI Partners. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities owned by ASI Partners. See "Certain Transactions and Relationships." Dr. Cyert, who was a director of Holding and the Company until December 1993, is a limited partner in one of the Kelso partnerships that has invested in ASI Partners.

(e) Out of such 18,824,900 shares, 18,000,000 shares represent shares of Common Stock owned by ASI Partners in which Messrs. Schuchert and Nickell, each a director of Holding, may be deemed to share beneficial ownership by virtue of their status as general partners of American Standard Partners, the general partner of ASI Partners.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS

Messrs. Schuchert and Nickell, directors of Holding and the Company, are Chairman and President, respectively, of Kelso & Companies, Inc. (the general partner of Kelso & Company, L.P.), and are general partners of American Standard Partners, the general partner of Kelso ASI Partners. Mr. Schuchert is also a member of the Management Development Committee (the compensation committee) of the Company's Board of Directors.

The Company pays Kelso an annual fee of $2.75 million for providing management consulting and advisory services, including those of Messrs. Schuchert and Nickell. The fee is reduced depending on the number of shares Kelso controls of Holding or the Company, with final termination when Kelso's ownership control falls below 20 percent.

The Company also has entered into a transaction with Kelso Insurance Services, Incorporated (an affiliate of Kelso) ("Kelso Insurance"), and American Telephone and Telegraph Company ("AT&T") pursuant to which the Company as well as other Kelso affiliated companies participates in a telecommunications network under which AT&T provides communications services to the group at a special lower tariff rate. In connection with that transaction the Company has guaranteed a minimum annual usage by it of $2 million for a period of five years commencing 1993. No fee was paid by the Company to Kelso Insurance in connection with this transaction.

In August 1993 the Company purchased a limited partnership interest in Kelso Investment Associates V, L.P. ("KIA V"), in exchange for its commitment to make a capital contribution of $5 million to KIA V. KIA V was formed to seek out business opportunities and invest primarily in equity securities, leveraged buy-outs, and joint ventures. Kelso Partners V, L.P. serves as the general partner of KIA V. The general partners of Kelso Partners V, L.P., include Messrs. Schuchert and Nickell. Kelso & Co., L.P. is the manager of KIA V and, as such, acts as investment adviser of KIA V. The management fee relating to the interest held by the Company has been waived.

The Company will invest in a Cayman Islands corporation, A-S China Plumbing Products Limited ("ASPPL"), to be used for the establishment of various joint ventures in the People's Republic of China. The Company will have a 21% voting interest in ASPPL. Shares in ASPPL will also be sold in a private placement to certain institutions and other investors, including certain executive officers and employees of the Company and its subsidiaries.

Mr. Mizushima, a director of the Company and of Holding, is President and Chief Operating Officer of Daido Hoxan Inc., a Japanese corporation which has an approximately 11 percent limited partnership interest in ASI Partners. Daido Hoxan Inc. is the largest distributor of the Company's plumbing products in Japan. Its transactions as distributor with the Company and its subsidiaries in 1992, which were on customary terms and in the ordinary course of business, were not material to either the Company or Daido Hoxan Inc. The Company also entered into leasing transactions with an affiliate of Daido Hoxan whereby it has leased certain machinery and equipment on financial terms that were comparable to those available from other leasing companies. The leasing transactions were not material to either the Company or Daido Hoxan Inc.

Fidelity Management Trust Company ("Fidelity") is the owner of record of the shares of Holding held by the ESOP, a 17% owner of Holding shares. Fidelity was paid by the Company approximately $180,000 in 1993 for services in connection with administering the Company's ESOP and Savings Plan.

Mr. Nickell's father is an officer and owns more than 10 percent of AC Corporation, a contracting company which purchases air conditioning products from the Company's Trane Division. Such purchases in 1993 were on customary terms and in the ordinary course of business and were not material to either the Company or AC Corporation.

Management Investors Stockholders Agreement

Under the Stockholders Agreement, pursuant to which Management Investors purchased shares of Holding common stock, Holding is obligated to repurchase, subject to the limitations contained in the Company's lending arrangements and debt instruments, such shares at certain fair market prices in case of the death, disability, retirement, or termination of employment of a Management Investor. Shares are paid for within the constraints of the Company's lending arrangement and debt instruments, as supplemented by a Schedule of Priorities established by Holding's Board of Directors. The Named Officers (other than Mr. Gandini) and most of the executive officers are Management Investors and parties to the Stockholders Agreement.

                                   PART IV

ITEM 14. CONSOLIDATED EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1 and 2.  Financial statements and financial statement schedules

              The financial statements and schedules listed in the accompanying index to financial statements are filed as part of this annual report on Form 10-K.

        3.    Exhibits

              The exhibits listed on the accompanying index to exhibits are filed as part of this annual report on Form 10-K.

              Included in the exhibits are the following management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

              American Standard Inc. Long-Term Incentive Compensation Plan,
                as amended
              Trust Agreement for American Standard Inc. Long-Term Incentive
                Compensation Plan
              American Standard Inc. Annual Incentive Plan
              American Standard Inc. Management Partner's Bonus Plan
                with amendments
              American Standard Inc. Executive Supplemental Retirement
                Benefit Program
              American Standard Employee Stock Ownership Plan with
                amendments
              Estate Preservation Plan with amendments
              Corporate Officers Severance Plan
              American Standard Inc. Supplemental Compensation Plan
                for Outside Directors
              ASI Holding Corporation 1989 Stock Purchase Loan Program Summary of Terms of Unfunded Deferred Compensation Plan
              Letter of Agreement with respect to H. Thompson Smith's
                retirement and consulting services

(b)  Reports on Form 8-K for the quarter ended December 31, 1993.

                                    None

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN STANDARD INC.


                            By /s/ Emmanuel A. Kampouris
                                  (Emmanuel A. Kampouris)
                                  (Chairman, President and
                                     Chief Executive Officer)

March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Emmanuel A. Kampouris   Director, Chairman and President   March 30, 1994
   (Emmanuel A. Kampouris)  (Chief Executive Officer)

/s/ Fred A. Allardyce       Vice President and Chief           March 30, 1994
   (Fred A. Allardyce)      Financial Officer

/s/ G. Ronald Simon         Vice President & Controller        March 30, 1994
   (G. Ronald Simon)        (Principal Accounting Officer)

/s/ Horst Hinrichs          Director                           March 30, 1994
   (Horst Hinrichs)

/s/ George H. Kerckhove     Director                           March 30, 1994
   (George H. Kerckhove)

/s/ Shigeru Mizushima       Director                           March 30, 1994
   (Shigeru Mizushima)

/s/ Frank T. Nickell        Director                           March 30, 1994
   (Frank T. Nickell)

/s/ J. Danforth Quayle      Director                           March 30, 1994
   (J. Danforth Quayle)

/s/ Roger W. Parsons        Director                           March 30, 1994
   (Roger W. Parsons)

/s/ Joseph S. Schuchert     Director                           March 30, 1994
   (Joseph S. Schuchert)

/s/ John Rutledge           Director                           March 30, 1994
   (John Rutledge)

                           AMERICAN STANDARD INC.
                      INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES
                                 COVERED BY
                       REPORT OF INDEPENDENT AUDITORS
                                (Item 14 (a))

                                                                    1993
                                                                  Form 10-K
                                                                   (Pages)
1.  Financial Statements

    Consolidated Balance Sheet at
      December 31, 1993 and 1992                                      42
    Years ended December 31, 1993, 1992 and 1991,
         Consolidated Statement of Operations                         41
         Consolidated Statement of Stockholder's Equity (Deficit)     43
         Consolidated Statement of Cash Flows                        44-45
    Notes to Consolidated Financial Statements                       46-62
    Segment Data                                                      63
      Segment data for capital expenditures, depreciation
       and amortization                                              23-29
    Quarterly Data (Unaudited)                                        64
    Report of Independent Auditors                                    40

2.  Financial statement schedules, years ended December 31, 1993,
     1992 and 1991:
    Report of Independent Auditors                                    84

    V         Facilities                                              85
    VI        Accumulated Depreciation of Facilities                  86
    VIII      Reserves                                                87
    IX        Short-Term Borrowings                                   88
    X         Supplementary Income Statement Information              89

    All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors






Stockholders and Board of Directors
American Standard Inc.

We have audited the consolidated financial statements of American Standard Inc. as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated March 14, 1994 (included elsewhere in this Annual Report on Form-10K). Our audits also included the consolidated schedules listed in Item 14(a)2. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be stated therein.

                                                   /s/   Ernst & Young
                                                         Ernst & Young


March 14, 1994

                                                     SCHEDULE V - FACILITIES
                                          Years ended December 31, 1993, 1992, and 1991
                                                      (Dollars in thousands)
                                         Additions                    Foreign
                           Balance,         and                      Currency                       Balance,
                           Beginning     Transfers                  Translation       Assets         End of
Classification             of Period     at Cost      Disposals      Effects         Acquired        Period
1993:
Land                      $   65,015     $     498    $     (291)   $      (881)   $   1,811       $   66,152
Buildings                    310,202        10,935          (855)        (9,446)       3,793          314,629
Machinery & equipment        719,408        85,579       (37,988)       (40,287)      13,224          739,936
Improvements in Progress      45,623         8,853          (292)        (1,165)       1,338           54,357
                          $1,140,248     $ 105,865    $  (39,426)   $   (51,779)   $  20,166       $1,175,074
=============================================================================================================
1992:

Land                      $   63,761     $   1,492    $     (411)   $      (643)   $     816           65,015
Buildings                    322,367         9,303       (15,005)       (10,070)       3,607          310,202
Machinery & equipment        727,796        91,278       (54,226)       (53,959)       8,519          719,408
Improvements in progress      45,218           865        (1,555)        (4,774)       5,869           45,623
                          $1,159,142     $ 102,938    $  (71,197)   $   (69,446)   $  18,811       $1,140,248
=============================================================================================================
1991:

Land                      $   63,833     $     462    $     (348)   $      (186)   $       -       $   63,761
Buildings                    324,436        10,730       (10,041)        (2,758)           -          322,367
Machinery & equipment        697,318       102,305       (62,849)        (8,978)           -          727,796
Improvements in progress      60,001       (11,986)       (2,399)          (398)           -           45,218
                          $1,145,588     $ 101,511    $  (75,637)   $   (12,320)   $       -       $1,159,142
=============================================================================================================

The cost and accumulated depreciation of facilities replaced or disposed of are removed from the respective accounts, and resulting gains or losses are reflected in income.

Depreciation:  Depreciation of facilities has been provided on the basis of estimated useful lives of the facilities, which generally are as follows:

                    Buildings                       40 years
                    Machinery and equipment       4-15 years
                    Automotive equipment           4-5 years

Additions include capital lease obligations of approximately $15 million in 1993, $16 million in 1992, and
$11 million in 1991.

                                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF FACILITIES
Years ended December 31, 1993, 1992, and 1991
                                                   (Dollars in thousands)
                                                                      Foreign
                             Balance,     Provisions                  Currency                      Balance,
                            Beginning      Charged                  Translation       Assets         End of
Classification              of Period     to Income   Disposals       Effects        Acquired        Period
1993:
Buildings                   $  59,082    $  12,688    $    (341)    $ (6,099)      $        -      $  65,330
Machinery & equipment         248,355       93,353      (32,118)     (20,369)               -        289,221
                            $ 307,437    $ 106,041    $ (32,459)    $(26,468)      $        -      $ 354,551
=============================================================================================================
1992:

Buildings                   $  58,599    $  16,286    $ (10,785)    $ (5,018)      $        -      $   59,082
Machinery & equipment         235,254       95,357      (49,937)     (32,319)               -         248,355
                            $ 293,853    $ 111,643    $ (60,722)    $(37,337)      $        -      $  307,437
=============================================================================================================
1991:

Buildings                   $  52,928    $  12,229    $  (5,364)    $ (1,194)      $        -      $   58,599
Machinery & equipment         190,029       94,924      (47,756)      (1,943)               -         235,254
                            $ 242,957    $ 107,153    $ (53,120)    $ (3,137)      $        -      $  293,853
=============================================================================================================

                                          SCHEDULE VIII - RESERVES
   Years ended December 31, 1993, 1992, and 1991
                                           (Dollars in thousands)
                                                                                  Foreign
                                                                                  Currency
                          Balance,      Additions                                  Trans-    Balance,
                          Beginning     Charged to                    Other        lation    End of
    Description           of Period       Income       Deductions    Changes      Effects    Period
1993:
Reserve deducted from
 assets:
  Allowance for doubtful
   accounts receivable    $ 12,827    $   10,118       $  (6,584)(A) $     -     $    (695)  $ 15,666
=========================================================================================================
Reserve for post-
 retirement benefits      $368,868    $   48,827       $ (25,815)(B) $ 11,832(E) $ (16,674)  $387,038
=========================================================================================================
1992:
Reserve deducted from
 assets:
  Allowance for doubtful
   accounts receivable    $ 14,667    $    6,489       $  (7,262)(A)       -     $ (1,067)   $ 12,827
=========================================================================================================
Reserve for post-
 retirement benefits      $357,878    $   47,374       $ (24,495)(B) $     -     $(11,889)   $368,868
=========================================================================================================
1991:
Reserve deducted from
 assets:
  Allowance for doubtful
   accounts receivable    $ 16,283    $    5,314       $  (4,863)(A) $(1,639)(C) $   (428)   $ 14,667
=========================================================================================================
Reserve for post-
 retirement benefits      $305,215    $   76,547(D)    $ (22,510)(B) $     -     $ (1,374)   $357,878
=========================================================================================================

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A)   Accounts charged off.
(B)   Payments made during the year.
(C)   Principally the effect of assets sold or held for sale.
(D)   Includes $40 million cumulative effect of change in accounting method upon adoption of FAS 106.
(E)   Includes $19 million increase in minimum pension liability offset by a $7 million reduction resulting from curtailment of certain plans.

                            SCHEDULE IX - SHORT-TERM BORROWINGS
Years ended December 31, 1993, 1992, and 1991
                                   (Dollars in millions)
                                                 Maximum    Average
                      Balance      Weighted      Amount      Amount         Weighted
                        End        Average          at     Outstanding      Average
Category              of Period  Interest Rate  Month End  During Period  Interest Rate

1993:
    Payable to banks    $ 38       10.3%          $160       $118           8.97%

1992:

    Payable to banks    $ 99       12.5%          $119       $104          11.9%

1991:

    Payable to banks    $ 63       12.3%          $167       $104          11.2%


The weighted average interest rates for the period were computed by dividing the actual interest expense for the period by average short-term borrowings for the period.


       SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
            Years ended December 31, 1993, 1992, and 1991
(Dollars in thousands)
                                    1993         1992          1991
Maintenance and repairs        $  71,498    $  80,392     $  75,573
===================================================================
Advertising costs (including
cooperative advertising,
national publications,
merchandising, and sales
contests and promotions)       $  76,263    $  77,098     $  71,909
====================================================================

                         AMERICAN STANDARD INC.

                           INDEX TO EXHIBITS


              (Item 14(a)3 - Exhibits Required by Item 601
               of Regulation S-K and Additional Exhibits)


       (The File Number of American Standard Inc., the Registrant, and for all Exhibits incorporated by reference is 1-470, except those Exhibits incorporated by reference in filings made by ASI Holding Corporation ("Holding") whose File Number is 33-23070)


(3)     (i)  Restated Certificate of Incorporation of American Standard
             Inc. (the "Company"); previously filed as Exhibit (3)(i) in the Company's Form l0-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

        (ii) Certificate of Designation, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series A Preferred Stock.

       (iii) By-laws of the Company; previously filed as Exhibit
             (3)(ii) in the Company's Form l0-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

(4)     (i)  Indenture, dated as of November 1, 1986, between the
             Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit (4)(iii) in the Company's Form l0-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

       (ii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the "Resigning Trustee") and Wilmington Trust Company (the "Successor Trustee"), relating to resignation of the Resigning Trustee and appointment of the Successor Trustee under the Indenture referred to in Exhibit (4)(i) above; previously filed as Exhibit 4(ii) in Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

      (iii) Form of Indenture, dated as of July 1, 1988, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, relating to the Company's 14-1/4% Subordinated Discount Debentures due 2003; previously filed as Exhibit 4.3 in Amendment No. 2 to Registration Statement No. 33-22126 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

       (iv) Form of Debenture evidencing the 14-1/4% Subordinated Discount Debentures due 2003 included as Exhibit A to the Form of Indenture referred to in (4)(iii) above.

        (v) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $150,000,000; previously filed as Exhibit
             (4)(i) in the Company's Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

       (vi) Form of 10-7/8% Senior Notes due 1999 included as Exhibit A to the Indenture described in (4)(v) above.

      (vii) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; previously filed as Exhibit
             (4)(iii) in the Company's Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

     (viii) Form of 11-3/8% Senior Debentures due 2004 included as Exhibit A to the Indenture described in (4)(vii) above.

       (ix) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit 4(xxxi) in Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

        (x) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in 4(ix) above.

       (xi) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit
             (4)(xxxiii) in Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

      (xii) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount Debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4)(xi) above.

     (xiii) Form of Indenture, dated as of October 25, 1990, as amended and restated as of June 15, 1993, between the Company and Shawmut Bank, N.A., as Trustee, relating to Company's 12-3/4% Junior Subordinated Debentures Due 2003; previously filed as Exhibit (4)(xx) in Amendment No. 2 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

      (xiv) Form of Indenture evidencing the 12-3/4% Junior Subordinated Debentures Due 2003 included as Exhibit A to the Form of Indenture referred to in (4)(xiii) above.

       (xv) Assignment and Amendment Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company, Bankers Trust Company, as agent under the 1988 Credit Agreement, the financial institutions named as Lenders in the 1988 Credit Agreement and certain additional Lenders and Chemical Bank, as Administrative Agent and Arranger; previously filed as Exhibit (4)(xiii) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

      (xvi) Credit Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent and Arranger; Bankers Trust Company, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Deutsche Bank AG, The Long-Term Credit Bank of Japan, Ltd., New York Branch, and NationsBank of North Carolina, N.A., as Managing Agents, and Banque Paribas, Citibank, N.A., and Compagnie Financiere de CIC et de l'Union Europeenne, New York Branch, as Co-Agents; previously filed as Exhibit (4)(xiv) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (xvii) First Amendment, Consent and Waiver, dated as of February 10, 1994, to the Credit Agreement referred to in (4)(xvi) above.

   (xviii) Stockholders Agreement, dated as of July 7, 1988, as amended as of August 1, 1988, among Holding, Kelso ASI Partners, L.P., and the Management Stockholders named therein; previously filed as Exhibit 4.19 in Amendment No. 2 in the Registration Statement No. 33-23070 of Holding under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (xix) Amendment to Section 2.1 of the Stockholders Agreement referred to in paragraph (4)(xviii) above, effective as of January 1, 1991; previously filed as Exhibit (4)(xxvii) by Holding in its Form 10-K for the year ended December 31, 1992, and herein incorporated by reference.

      (xx) Supplement and Amendment dated as of September 4, 1991 to the Stockholders Agreement, dated as of July 7, 1988, as amended, referred to in paragraph (4)(xviii) above; previously filed as Exhibit (4)(ii) by Holding in its Form 10-Q for the quarter ended September 30, 1991, and herein incorporated by reference.

      (xxi) Amended Section 6.1 of the Stockholders Agreement referred to in paragraph (4)(xviii) above, effective as of September 2, 1993; copy of amended Section is being filed as Exhibit
             (4)(xvii) by Holding in its Form l0-K for the year ended December 31, 1993, concurrently with the filing of the Company's Form 10-K for the same year, and herein incorporated by reference.

    (xxii) Revised Schedule of Priorities effective as of September 5, 1991, as adopted by the Board of Directors of Holding, pursuant to the Stockholders Agreement referred to in paragraph (4)(xviii) above; previously filed as Exhibit
             (4)(iii) by Holding in its Form l0-Q for the quarter ended September 30, 1991 and herein incorporated by reference.

(10)   (i)   Agreement and Plan of Merger, dated as of March 16, 1988,
             among the Company, ASI Acquisition Company and Holding and
             Offer Letter, dated March 16, 1988, between the Company and
             Kelso & Company, L.P.; previously filed as Exhibit 2 to the
             Company's Schedule 14D-9 filed March 21, 1988, in connection with the offer for all the shares of the Company's Common Stock by a corporation formed by Kelso &
             Company, L.P., and herein incorporated by reference.

      (ii) Amendment, dated June 3, 1988 to Agreement and Plan of Merger referred to in (l0)(i) above; previously filed as
             Exhibit 2.50 in Amendment No. 1 to the Registration
             Statement No. 33-22126 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (iii) American Standard Inc. Long-Term Incentive Compensation Plan, as amended through February 6, 1992; previously filed as Exhibit (10)(iv) in the Company's Form 10-K for the fiscal year ended December 31, 1992, and herein incorporated by reference.

      (iv)   Trust Agreement for American Standard Inc. Long-Term
             Incentive Compensation Plan.

       (v) American Standard Inc. Annual Incentive Plan; previously filed as Exhibit (l0)(vii) in the Company's Form l0-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

      (vi) American Standard Inc. Management Partners' Bonus Plan effective as of July 7, 1988; previously filed as Exhibit
             (l0)(i) in the Company's Form l0-Q for the quarter ended September 30, 1988, and herein incorporated by reference; amendments to Plan adopted on June 7, 1990, previously filed as Exhibit (4)(ii) in the Company's Form l0-Q for the quarter ended June 30, 1990, and herein incorporated by reference.

     (vii) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through December 31, 1993.

    (viii) Stock Purchase Agreement, dated April 27, 1988, between ASI Acquisition Company and General Electric Capital
             Corporation (without schedules); previously filed as
             Exhibit 2.4 in Registration Statement No. 33-22126 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

      (ix) Amendment, dated June 3, 1988, to Stock Purchase Agreement referred to in (l0)(viii) above; previously filed as
              Exhibit 2.6 in Amendment No. 1 in Registration Statement No. 33-22126 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

       (x) Form of Composite American-Standard Employee Stock Ownership Plan incorporating amendments through December 3, 1992; previously filed as Exhibit (10)(x) in Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

      (xi) American-Standard Employee Stock Ownership Trust Agreement, dated as of December 1, 1991, between ASI Holding Corporation and Fidelity Management Trust Company (as successor to Citizens & Southern Trust Company (Georgia), N.A.), as trustee; previously filed as Exhibit
              (10)(xiv) in the Company's Form 10-K for the year ended December 31, 1991, and herein incorporated by reference.

     (xii) Consulting Agreement made July 1, 1988, with Kelso & Company, L.P. concerning general management and financial consulting services to the Company; previously filed as Exhibit (l0)(xviii) in the Company's Form l0-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

    (xiii) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through September 1993.

     (xiv) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit l0(i) in Holding's Form l0-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

      (xv) Corporate Officers Severance Plan adopted in December, 1990, effective April 27, 1991; previously filed as Exhibit (l0)(xix) in the Company's Form l0-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

     (xvi)    Estate Preservation Plan adopted in December, 1990;
              previously filed as Exhibit (l0)(xx) in the Company's Form l0-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

    (xvii) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10)(xvi) above.

   (xviii) Summary of terms of Unfunded Deferred Compensation Plan, adopted December 2, 1993.)

     (xix) Retirement/Consulting Agreement, dated December 28, 1993, between H. Thompson Smith and the Company.

(21)          Listing of the Company's subsidiaries.