Form 10-Q
period 1994-03-31
AMERICAN STANDARD INC
filed 1994-05-16
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from              to


                        Commission file number 1-470

                           AMERICAN STANDARD INC.
           (Exact name of Registrant as specified in its charter)

           Delaware                                           25-0900465
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)
Identification No.)

  1114 Avenue of the Americas, New York, N.Y.                   10036
     (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code (212) 703-5100

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X       No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value, outstanding at
      April 30, 1994                                                 1,000
                                                                    (shares)

PART 1.  FINANCIAL INFORMATION





Item 1.  Financial Statements


                   AMERICAN STANDARD INC. AND SUBSIDIARIES

                  UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                            (Dollars in millions)
                                                     Three months ended
                                                          March  31,
                                                      1994        1993
SALES                                               $  989.6    $ 879.4

COSTS AND EXPENSES
Cost of sales                                          746.3      650.5
Selling and administrative expenses                    169.6      159.3
Other expense                                            6.2        8.1
Interest expense                                        64.1       71.0
                                                       986.2      888.9
INCOME (LOSS) BEFORE INCOME TAXES                        3.4       (9.5)
Income taxes                                            16.7        8.1

NET LOSS                                               (13.3)     (17.6)
Preferred stock dividend                                   -       (4.2)
NET LOSS APPLICABLE TO COMMON SHARES                $  (13.3)   $ (21.8)
                                                    ========    =======


                            See accompanying notes
/TABLE

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
                           (Dollars in millions)
                                               March 31,     December 31,
                                                  1994           1993
CURRENT ASSETS
Cash and certificates of deposit              $   57.3         $   53.2
Cash in escrow                                      .2               .9
Accounts receivable                              560.1            507.3
Inventories
  Finished products                              205.0            169.0
  Products in process                             89.8             78.0
  Raw materials                                   88.8             78.8
                                                 383.6            325.8
Other current assets                              65.6             54.5
TOTAL CURRENT ASSETS                           1,066.8            941.7

FACILITIES, less accumulated depreciation:
  March 1994 - $383.4; Dec. 1993 - $354.6        832.0            820.5
GOODWILL                                       1,041.9          1,025.8
OTHER ASSETS                                     195.7            203.4
                                              $3,136.4         $2,991.4
                                              ========         ========
CURRENT LIABILITIES
Loans payable to banks                        $  113.6         $   38.0
Current maturities of long-term debt             115.3            106.0
Accounts payable                                 298.3            307.3
Accrued payrolls                                 112.6             99.8
Other accrued liabilities                        307.3            258.3
Taxes on income                                   50.8             47.0
TOTAL CURRENT LIABILITIES                        997.9            856.4

LONG-TERM DEBT                                 2,174.7          2,191.7
OTHER LIABILITIES                                666.4            636.8
TOTAL LIABILITIES                              3,839.0          3,684.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares
  issued and outstanding, par value $.01             -                -
Common stock, 1,000 shares
  issued and outstanding, $.01 par value             -                -
Capital surplus                                  213.3            211.3
Accumulated deficit                             (763.3)          (750.0)
Foreign currency translation effects            (147.0)          (149.2)
Minimum pension liability adjustment              (5.6)            (5.6)

TOTAL STOCKHOLDER'S DEFICIT                     (702.6)          (693.5)
                                              $3,136.4         $2,991.4
                                              ========         ========

                          See accompanying notes
/TABLE

                   AMERICAN STANDARD INC. AND SUBSIDIARIES

                  UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)
                                                        Three months ended
                                                             March 31,
                                                         1994        1993
Cash provided (used) by operating activities
    Income-related:
      Net loss                                         $  (13.3)  $  (17.6)
      Depreciation                                         27.1       26.9
      Amortization of goodwill                              7.6        7.8
      Non-cash interest                                    12.7       18.2
      Accrued interest                                     32.3       36.8
      Amortization of debt issuance costs                   3.7        1.8
      Non-cash stock compensation                           6.0        5.5
  Changes in working capital invested in operations       (88.9)    (118.9)
  Timing differences in funding                            16.7       (1.2)

Net cash flow provided (used) by operating activities       3.9      (40.7)

Investing activities:
      Purchase of property, plant and equipment           (10.5)      (9.3)
      Investment in affiliated companies                   (7.6)      (1.0)
      Proceeds from disposals of property, plant
        and equipment                                        .9        1.0
      Cash of subsidiary consolidated                       1.6        4.5
                                                          (15.6)      (4.8)
Financing activities:
      Repayment of term loans                             (45.9)         -
      Use of revolver                                      62.4        4.0
      Net increase (decrease) in short-term debt            3.7      (11.0)
      Proceeds from other long-term debt                    2.8        1.1
      Repayments of other long-term debt                   (4.9)      (3.7)
      Purchase of ASI Holding stock                        (2.6)      (2.7)
      Purchase of ASI Holding stock from ESOP               (.1)       (.2)
      Capital contribution from parent                        -         .1
                                                           15.4      (12.4)
Increase (decrease) in cash and certificates of
      deposit excluding translation effects                 3.7      (57.9)
Effect of exchange rate changes on cash and
      certificates of deposit                                .4        (.3)
Net increase (decrease) in cash and certificates
      of deposit                                            4.1      (58.2)
Cash and certificates of deposit at beginning
      of period                                            53.2      111.5

Cash and certificates of deposit at end of period      $   57.3   $   53.3
                                                       ========   ========

                           See accompanying notes
/TABLE

                   AMERICAN STANDARD INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS


Note 1.

        The accompanying summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months ended March 31, 1994 and 1993 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary to a fair statement for those periods have been included. Results for the first three months of 1994 are not necessarily indicative of results for the entire year.

Note 2.

        As described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, there are pending German tax issues for the years 1984 through 1990. There has been no significant change in the status of these issues since December 31, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

American Standard Inc. was acquired by ASI Holding Corporation, a Delaware corporation, on April 27, 1988. As a result of this acquisition, results of operations since that date include purchase price accounting adjustments and reflect a highly leveraged capital structure.

                            SUMMARY SEGMENT DATA
                            (Dollars in millions)
                                 (Unaudited)
                                                Three months ended
                                                     March 31,
                                                  1994       1993
SALES:
  Air Conditioning Products                     $   520    $   436
  Plumbing Products                                 296        298
  Transportation Products                           174        145
  Total sales                                   $   990    $   879
                                                =======    =======
OPERATING INCOME:
  Air Conditioning Products                     $    32    $    28
  Plumbing Products                                  38         37
  Transportation Products                            18         17
  Total operating income                             88         82

Interest expense                                     64         71
Corporate costs                                      21         21
Income (loss) before income taxes               $     3    $   (10)
                                                =======    =======

Results of Operations:  First Quarter of 1994 Compared with First Quarter of
1993

Consolidated sales rose from $879 million in the first quarter of 1993 to $990 million in the first quarter of 1994, a gain of 13% (16% excluding the unfavorable effects of foreign exchange). Sales increases of 19% for Air Conditioning Products and 20% for Transportation Products were partly offset by a sales decrease of 1% for Plumbing Products.

Operating income in the first quarter of 1994 was $88 million compared with $82 million in the first quarter of 1993, an increase of $6 million, or 7% (11% excluding the effects of foreign exchange). Operating income improved for all three segments, with increases of 14% for Air Conditioning Products, 3% for Plumbing Products, and 6% for Transportation Products.

Results of Operations: First Quarter of 1994 Compared with First Quarter of 1993 (Continued)

Sales of Air Conditioning Products increased 19% (20% excluding the effects of foreign exchange) to $520 million in the first quarter of 1994 from $436 million in the 1993 quarter as U.S. commercial and residential new-construction and replacement markets improved. The Unitary Products Group achieved a gain of 26% because of higher volume (as a result of the improved residential and commercial markets) and a shift to newer, larger-capacity, higher-efficiency products, offset partly by the effect of lower prices for certain products due to competitive pressures. Sales of the Commercial Systems Group increased by 24% primarily because of improved markets, gains in market share, and the acquisition of several sales and service offices in the latter half of 1993. For the International Group a 12% sales increase in the Far East (primarily because of increased exports from the U.S.) was offset by a 9% sales decline for the European and Middle East operations (principally because of lower volume as a result of poor economic conditions and the unfavorable effects of foreign exchange). Excluding foreign exchange effects the decline for the European group was 6%.

Operating income of Air Conditioning Products increased 14%, from $28 million in the first quarter of 1993 to $32 million in the first quarter of 1994. This was the result of increased operating income for the Unitary Products Group because of higher sales, offset partly by declines in operating income for the other groups. Despite higher volumes, operating income for the Commercial Systems Group was slightly lower because competitive price pressures prevented recovery of increased material, labor, and other costs. The International Group also experienced an overall decrease in income as declines in operating results for the Latin American (primarily as a result of business expansion costs) and the European operations (a slightly larger loss in the 1994 quarter than in the 1993 quarter because of poor economic conditions) more than offset a gain for the Far East operations (because of higher export volumes).

Sales of Plumbing Products declined from $298 million for the first quarter of 1993 to $296 million for the first quarter of 1994, a decrease of 1% (but an increase of 4% excluding the unfavorable effects of foreign exchange). The exchange-adjusted improvement resulted from sales increases of 6% for the European Plumbing Products Group and 3% for the Far East and Americas International Groups on a combined basis. Sales of the U.S. Plumbing Products Group were flat year to year. The exchange-adjusted sales of the European group increased primarily because of volume and product-mix gains in the U.K., price and volume gains in Germany and Greece, and sales of the new Czech Republic operation; otherwise European sales changed little from the 1993 quarter, with small declines in France and Italy (primarily volume and mix), offset partly by small gains in Egypt (volume) and Bulgaria (price). In general, European sales were adversely affected by the poor economy there, but several countries showed signs of recovery. Sales increased for the Far East Group primarily because of higher prices and volumes in Thailand, China, the Philippines, and Korea. Those increases

Results of Operations: First Quarter of 1994 Compared with First Quarter of 1993 (continued)

were offset by an overall sales decline for the Americas International Group primarily because of lower volumes and prices in Canada and lower prices on fixtures in Mexico. The Brazilian business showed a gain because of higher volumes and prices, and sales of the Incesa companies in Central America were flat. Sales of the U.S. Plumbing Products Group were at the same level as in the comparable 1993 quarter because gains (volume, price, and mix) in the improving U.S. domestic market were offset by a decrease in export sales to the Far East. Sales gains in the U.S. market were achieved for chinaware and acrylic products as a result of an expanded retail customer base and increased volumes of small Americast products.

Operating income of Plumbing Products was $38 million in the 1994 quarter compared with $37 million in the first quarter of 1993, an increase of 3% (10% excluding the unfavorable effects of foreign exchange). Operating income of the U.S. group rose because of the domestic sales increase and cost reductions, offset partly by a decline in operating income on export sales because of lower volume. The European group also increased its operating income on an exchange-adjusted basis, despite the lingering recession, primarily because of price and volume gains in the U.K. and Germany and income from the new Czech Republic operations. Operating income of the Far East and Americas International Groups on a combined basis decreased slightly; operations in Canada, Thailand, China, and the Incesa countries experienced declines, which were partly offset by gains for the Brazilian and Philippine companies.

Sales of Transportation Products in the 1994 quarter were $174 million, compared with $145 million in the first quarter of 1993, an increase of 20% (25% excluding the unfavorable effects of foreign exchange). Approximately half of this gain was from the sales of Perrot, a German brake manufacturer, 70% of which was acquired in January 1994, and the sales of a new wholly owned Spanish subsidiary consolidated beginning January 1994. The remainder of the gain was driven by an 18% increase in the unit volume of original-equipment sales and a 5% increase in aftermarket sales. Sales volumes were significantly higher in the U.K. (as a result of the growing automobile business in that country), in Sweden (where truck manufacturing increased 53%,) and in Brazil (where truck production increased by 15%). Sales gains were also achieved in most other countries in which this group operates.

Operating income for Transportation Products increased 6% (10% excluding foreign exchange effects) to $18 million in the first quarter of 1994 from $17 million in the first quarter of 1993 primarily because of the increased sales volume and the effect of cost reductions in manufacturing. Those favorable factors were partly offset by the effects of lower prices for original equipment (especially in Germany) and flat prices in the aftermarket, in both cases because of competitive pressures in weak markets. As a result, material and labor cost increases for the most part were not recovered. In addition, the new Perrot and Spanish operations experienced small losses.

Results of Operations: First Quarter of 1994 Compared with First Quarter of 1993 (continued)


Financial Review

The Company's financing and corporate costs for the first quarter of 1994 were $85 million, down from $92 million in the 1993 quarter. Interest expense decreased as a result of lower overall interest rates on debt issued as part of the major refinancing in 1993, while other corporate costs were essentially at the same level as in the 1993 quarter.

For the three months ended March 31, 1994, the income tax provision was $17 million despite pre-tax income of $3 million, whereas the tax provision for the first quarter of 1993 was $8 million despite a pre-tax loss of $10 million. These provisions reflected the annualized estimate of taxes payable on those foreign operations that are expected to be profitable, offset partly in the 1993 quarter by tax benefits from certain foreign net operating losses. The provision for the first quarter of 1994 was adversely affected by less favorable tax treatment with respect to certain foreign income. The unusual relationship between the pre-tax results and the tax provision for both quarters is explained by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and the share allocations made by the Company's ESOP as well as by tax rate differences and withholding taxes on foreign earnings.

Liquidity and Capital Resources

The Company has a highly leveraged capital structure. Net cash provided by operating activities, after cash interest paid of $15 million, was $4 million for the three months ended March 31, 1994. Utilizing this cash flow, cash on hand at December 31, 1993, and the $250 million Revolving Credit Facility (the "Revolver") available under the Company's 1993 credit agreement, the Company devoted $18 million to capital expenditures, including $8 million of investments in affiliated companies, and repaid $46 million of bank term loans. Working capital invested in operations increased by $89 million principally as a result of increased inventories and receivables following a pattern typical of first quarters in the past and expected to recur in the future.

The Company believes that the amounts available from operating cash flows, funds available under the Revolver, or potential long-term debt or equity financing sources will be sufficient to meet its expected cash needs including planned capital expenditures for the foreseeable future.

As of March 31, 1994, there was $114 million available under the Revolver after reduction for $66 million of letters of credit outstanding thereunder. In addition, the Company's foreign subsidiaries had $38 million available under overdraft facilities. These foreign facilities can be withdrawn by the banks at any time.

In April 1994 the Company took another significant step in its expansion of plumbing product operations in the People's Republic of China (the

Results of Operations: First Quarter of 1994 Compared with First Quarter of 1993 (Continued)

"PRC"). Through a newly established holding company affiliate, A-S China Plumbing Products Limited ("ASPPL"), $83 million was raised in a private placement of capital shares. In conjunction therewith the Company acquired an initial ownership interest in ASPPL of approximately 27% for an investment of $30 million consisting of a contribution of the Company's 67.6% ownership interest in its plumbing fixture manufacturing company located in Guangdong Province and cash payments. With the proceeds from this offering ASPPL will expand its operations to Beijing, Tianjin, and Shanghai, providing for the PRC market a full product line of fixtures, fittings, and bathtubs (eventually through as many as ten joint venture companies). The Company's ownership interest in ASPPL is expected to increase over time through additional investments.

In May 1994 a subsidiary of the Company, Standard Compressors Inc., concluded the final arrangements for a partnership formed in December 1993 with Heatcraft Technologies Inc., a subsidiary of Heatcraft Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. Each partner has a 50% interest in the joint venture, called Alliance Compressors, which initially will manufacture reciprocating compressors in a section of the Company's existing facility in Tyler, Texas. Construction of a new facility in Natchitoches, Louisiana, for the manufacture of scroll compressors for use in residential air conditioners is expected to begin later in 1994, with startup scheduled for late 1995. In connection with this arrangement, American Standard Inc. received $22.5 million of which $8 million was for assets transferred and $10.5 million for technologies transferred. It is contemplated that American Standard Inc. will receive two additional payments of $10 million each upon achieving technological and manufacturing milestones.

The Company's credit agreement contains various covenants that limit, among other things, indebtedness, dividends on and redemptions of capital stock of the Company, purchases and redemptions of other indebtedness of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, disposal of assets, the use of proceeds from asset sales, and certain other business activities and require the Company to meet certain financial tests. In February 1994 the Company obtained an amendment to the credit agreement that among other things relaxed certain financial tests and covenants and facilitated the investment in the air conditioning joint venture and the formation of the plumbing affiliate in China. The Company currently believes it will comply with the amended financial tests and covenants but may have to obtain similar amendments or waivers in the future.

                         PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

      The exhibit listed on the accompanying Index to Exhibit is filed as part of this quarterly report on Form 10-Q.




(b) Reports on Form 8-K for the quarter ended March 31, 1994.

                                    None

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  AMERICAN STANDARD INC.




                               By:   G. Ronald Simon
                               (Vice President and Controller)
                                  (also signing as Principal
                                      Accounting Officer)









May 16, 1994

                     AMERICAN STANDARD INC.

                        INDEX TO EXHIBIT



               (The File Number of the Registrant,
                American Standard Inc., is 1-470)




(10) (i) Summary of TNE Incentive Plan of American Standard Inc.
         and Subsidiaries.