Form 10-Q
period 1994-06-30
AMERICAN STANDARD INC
filed 1994-08-15
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from              to


                        Commission file number 1-470

                           AMERICAN STANDARD INC.
           (Exact name of Registrant as specified in its charter)

           Delaware                                           25-0900465
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  One Centennial Avenue, Piscataway, NJ                        08855-6820
     (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code (908) 980-6000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X       No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value, outstanding at
      August 10, 1994                                                1,000
                                                                    (shares)

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    The following summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months and six months ended June 30, 1994 and 1993 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary to a fair statement for those periods have been included. Results for the three- and six-month periods of 1994 are not necessarily indicative of results for the entire year.

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                                                    (Dollars in millions)
                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                         1994       1993        1994       1993
SALES                                 $ 1,130.5  $   995.5   $ 2,120.1  $1,874.9

COSTS AND EXPENSES
Cost of sales                             857.3      754.5     1,603.6   1,405.0
Selling and administrative expenses       196.9      181.2       366.5     340.5
Other expense                               8.2       11.5        14.4      19.6
Interest expense                           64.6       76.5       128.7     147.5
                                        1,127.0    1,023.7     2,113.2   1,912.6

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                        3.5      (28.2)        6.9     (37.7)

Income taxes                               14.9        6.1        31.6      14.2

LOSS BEFORE EXTRAORDINARY ITEM            (11.4)     (34.3)      (24.7)    (51.9)
Extraordinary item                            -      (91.9)          -     (91.9)

NET LOSS                                  (11.4)    (126.2)      (24.7)   (143.8)

Preferred stock dividend                      -       (4.4)          -      (8.6)
NET LOSS APPLICABLE TO COMMON SHARES  $   (11.4) $  (130.6)  $   (24.7) $ (152.4)
                                      =========  =========   =========  =========

Note 1: Included in the three months and six months ended June 30, 1994, are charges of $26 million related to the consolidation of production facilities and the implementation of other cost reduction actions, and $14 million of reserves for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives. Of such amounts $36 million was included in cost of sales.

Note 2: As described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, there are pending German tax issues for the years 1984 through 1990. There has been no significant change in the status of these issues since December 31, 1993.

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
                           (Dollars in millions)
                                               June 30,      December 31,
                                                1994             1993
CURRENT ASSETS
Cash and certificates of deposit              $   43.2         $   53.2
Cash in escrow                                      .2               .9
Accounts receivable                              618.4            507.3
Inventories
  Finished products                              227.3            169.0
  Products in process                             84.7             78.0
  Raw materials                                   98.5             78.8
                                                 410.5            325.8
Other current assets                              62.7             54.5
TOTAL CURRENT ASSETS                           1,135.0            941.7

FACILITIES, less accumulated depreciation:
  June 1994 - $397.5; Dec. 1993 - $354.6         804.6            820.5
GOODWILL                                       1,027.5          1,025.8
OTHER ASSETS                                     249.8            203.4
                                              $3,216.9         $2,991.4
                                              ========         ========
CURRENT LIABILITIES
Loans payable to banks                        $   97.8         $   38.0
Current maturities of long-term debt             125.4            106.0
Accounts payable                                 323.2            307.3
Accrued payrolls                                 140.5             99.8
Other accrued liabilities                        326.0            258.3
Taxes on income                                   29.0             47.0
TOTAL CURRENT LIABILITIES                      1,041.9            856.4

LONG-TERM DEBT                                 2,182.8          2,191.7
OTHER LIABILITIES                                694.2            636.8
TOTAL LIABILITIES                              3,918.9          3,684.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares
  issued and outstanding, par value $.01             -                -
Common stock, 1,000 shares
  issued and outstanding, $.01 par value             -                -
Capital surplus                                  217.7            211.3
Accumulated deficit                             (774.7)          (750.0)
Foreign currency translation effects            (139.4)          (149.2)
Minimum pension liability adjustment              (5.6)            (5.6)

TOTAL STOCKHOLDER'S DEFICIT                     (702.0)          (693.5)
                                              $3,216.9         $2,991.4
                                              ========         ========

                      AMERICAN STANDARD INC. AND SUBSIDIARIES
                     UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                               (Dollars in millions)
                                                         Six Months Ended
                                                              June 30,
                                                           1994        1993
Cash provided (used) by -
  Operating activities:
    Net loss before extraordinary items                $   (24.7)   $  (51.9)
    Depreciation and asset loss provision                   68.7        55.1
    Amortization of goodwill                                15.4        15.6
    Non-cash interest                                       26.0        40.2
    Accrued interest                                         2.6         7.5
    Amortization of debt issuance costs                      7.3         4.5
    Non-cash stock compensation                             14.6        13.4
    Changes in working capital invested in operations      (95.6)      (81.7)
    Timing differences in funding *                         26.6       (22.6)
                                                            40.9       (19.9)
  Investing activities:
    Purchase of property, plant and equipment              (32.4)      (33.4)
    Investment in affiliated companies                     (12.6)       (8.1)
    Proceeds from disposals of property, plant
      and equipment                                         11.1         1.8
    Other                                                   (2.1)        4.5
                                                           (36.0)      (35.2)
  Financing activities:
    Proceeds from issuance of senior securities                -       650.0
    Proceeds from term loans                                   -       750.0
    Repayment of term loans                                (53.9)     (405.1)
    Increase in cash held for redemption of
      long-term debt                                           -      (961.0)
    Use of revolver                                         53.7       108.6
    Net decrease in short-term debt                         (6.1)      (54.5)
    Proceeds from other long-term debt                       6.1         3.1
    Repayments of other long-term debt                     (11.2)      (10.1)
    Purchase of ASI Holding stock                           (3.4)       (2.8)
    Purchase of ASI Holding stock from ESOP                 (2.1)       (2.5)
    Capital contribution from parent                           -          .2
    Other financing costs                                      -       (74.1)
                                                           (16.9)        1.8
Decrease in cash and certificates of
      deposit excluding translation effects                (12.0)      (53.3)
Effect of exchange rate changes on cash and
      certificates of deposit                                2.0        (2.5)
Net decrease in cash and certificates
      of deposit                                           (10.0)      (55.8)
Cash and certificates of deposit at beginning of period     53.2       111.5

Cash and certificates of deposit at end of period      $    43.2    $   55.7
                                                       =========    ========

* Includes accruals for consolidation of production facilities and other cost reduction actions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    American Standard Inc. was acquired by ASI Holding Corporation, a Delaware Corporation, on April 27, 1988. As a result of this acquisition, results of operations since that date include purchase price accounting adjustments and reflect a highly leveraged capital structure.

                           SUMMARY SEGMENT DATA
                           (Dollars in millions)
                                (Unaudited)
                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
SALES:                             1994        1993      1994        1993
Air Conditioning Products         $  648     $   556    $1,168      $  992
Plumbing Products                    301         299       597         597
Transportation Products              181         141       355         286

Total sales                       $1,130     $   996    $2,120      $1,875
                                  ======     =======    ======      ======
OPERATING INCOME:

Air Conditioning Products         $   66     $    37    $   98      $   65
Plumbing Products                     21          28        59          65
Transportation Products                2           3        20          20

Total operating income                89          68       177         150

Interest expense                      65          77       129         148
Corporate costs                       20          19        41          40
Income (loss) before income taxes
 and extraordinary item           $    4     $   (28)   $    7      $  (38)
                                  ======     =======    ======      ======

Operating income for the three months and six months ended June 30, 1994, included charges of $26 million related to the consolidation of production facilities and the implementation of other cost reduction actions, and $14 million of reserves for losses on operating assets expected to be disposed of prior to expiration of their originally estimated useful lives. The comparable periods of 1993 included $8 million of charges for plant shut-downs and other cost reduction actions. Results, with such charges shown separately, were as follows:

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                   1994        1993      1994        1993
Air Conditioning Products            73          42       105          70
Plumbing Products                    40          29        78          66
Transportation Products              16           5        34          22

  Subtotal                          129          76       217         158
Charges for cost reduction actions  (26)         (8)      (26)         (8)
Asset loss provision                (14)          -       (14)          -
Total operating income               89          68       177         150
                                  =====      ======     =====       =====

Results of Operations: Second Quarter and First Six Months of 1994 Compared with Second Quarter and First Six Months of 1993

Unless otherwise indicated the following paragraphs which discuss variances in operating income exclude the charges in 1994 and 1993 for facilities consolidation, cost reduction actions, and reserves for losses on early disposal of operating assets.

Consolidated sales rose from $996 million in the second quarter of 1993 to $1,130 million in the second quarter of 1994, a gain of 13% (16% excluding the unfavorable effects of foreign exchange). Operating income (excluding the unusual charges described previously) in the second quarter of 1994 was $129 million compared with $76 million in the second quarter of 1993, an increase of $53 million, or 70% (with little effect from foreign exchange).

Consolidated sales for the first half of 1994 of $2,120 million were up by $245 million, or 13% (16% excluding the unfavorable effects of foreign exchange). Operating income for the first half of 1994 was $217 million, up $59 million, or 37% (40% excluding the effects of foreign exchange), from $158 million in the comparable period of 1993.

Sales of Air Conditioning Products increased 17% (with little effect from foreign exchange) to $648 million in the second quarter of 1994 from $556 million in the 1993 quarter. The Unitary Products Group achieved a gain of 18% because of higher volume (as a result of improved residential and commercial markets) and a shift to newer, larger-capacity, higher-efficiency products, offset partly by the effect of lower prices for certain products due to competitive pressures. Sales of the Commercial Systems Group increased by 13% primarily because of improved markets, gains in market share, and the acquisition of sales offices in the latter half of 1993. For the International Group sales increased 20%, with gains in the Far East, Latin America, and European operations, principally from higher volumes. Sales for Air Conditioning Products in the first half of 1994 increased by 18% to $1,168 million from $992 million in the first half of 1993, for the reasons cited for the second quarter.

Operating income of Air Conditioning Products increased 74% (excluding the unusual charges described previously), from $42 million in the second quarter of 1993 to $73 million in the second quarter of 1994. This gain was primarily the result of increased operating income for the Unitary Products Group and the Commercial Systems Group because of higher sales and cost reductions. The International Group experienced an overall decrease in income as declines for the European Group and for Latin America were partly offset by a gain for the Far East operations. First-half operating income for Air Conditioning Products was up 50% from the first half of 1993 principally for the reasons mentioned for the second quarter.

Results of Operations: Second Quarter and First Six Months of 1994 Compared with Second Quarter and First Six Months of 1993 (Continued)

Partially offsetting those gains in the second quarter and first half of 1994 were $7 million of charges in the second quarter related to the implementation of cost reduction actions. The second quarter of 1993 included $5 million of charges for plant closings and other cost reduction actions. Including such charges, operating income increased by 78% in the quarter and 51% in the half.

Sales of Plumbing Products increased 1% (5% excluding the unfavorable effects of foreign exchange) to $301 million for the second quarter of 1994 from $299 million for the second quarter of 1993. The exchange-adjusted improvement resulted from sales increases of 5% for the European Plumbing Products Group, 3% for the U.S. Plumbing Products Group, and 7% for the Far East and Americas International Groups on a combined basis. Sales of the European group increased primarily because of volume gains as economic conditions continued to show modest improvement. For the International Group exchange-adjusted sales increased for the Far East group and for the Americas International group primarily because of higher volumes. Sales increased for the Far East group despite the deconsolidation of operations in China which in April 1994 were contributed to a new joint venture. Sales of the U.S. Plumbing Products Group for the second quarter of 1994 increased 3% over the comparable 1993 quarter as a result of an expanded retail customer base. For the first half of 1994 sales of the Plumbing Products Group were $597 million, the same level as in the first half of 1993, but increased by 4% excluding the adverse effects of foreign exchange principally for the reasons cited for the second quarter.

Operating income of Plumbing Products was $40 million (excluding the unusual charges described previously) in the 1994 quarter compared with $29 million in the second quarter of 1993, an increase of 38% (42% excluding the unfavorable effects of foreign exchange). Results for the U.S. Plumbing Products Group improved because of the increased sales and cost reductions at manufacturing facilities. Operating income for the European Plumbing Products Group also increased, primarily because of price and volume gains in the U.K. and Germany. Operating income of the Far East and Americas International Groups on a combined basis increased because of the higher sales. For the first half of 1994 operating income for Plumbing Products increased by 18% (24% excluding the effects of foreign exchange), primarily for the reasons explained for the second quarter.

More than offsetting these improvements were certain charges which caused operating income to decrease by 25% in the quarter and 9% in the half as compared to the corresponding periods of the prior year. In connection with an evaluation of its North American plumbing products operations, the Company determined that certain assets (principally machinery and equipment used in the production of chinaware) will be disposed of prior to the expiration of their originally estimated useful lives. In recognition of the anticipated loss on disposal, the Company provided a reserve of $14 million in the second quarter of 1994. In addition the Company provided $5 million of charges related to implementation of cost reduction actions. Similar charges in the second quarter of 1993 were $1 million.

Results of Operations: Second Quarter and First Six Months of 1994 Compared with Second Quarter and First Six Months of 1993 (Continued)

Sales of Transportation Products in the second quarter of 1994 were $181 million, compared with $141 million in the second quarter of 1993, an increase of 28% (31% excluding the unfavorable effects of foreign exchange). More than half of the gain was driven by a 24% increase in the unit volume of truck production in Western Europe and a 5% increase in aftermarket sales. Sales volumes were significantly higher in the U.K. (as a result of the growing automobile business in that country), in Sweden (where truck manufacturing increased by approximately 50%,) and in Brazil, France and Spain where demand increased significantly. Sales gains were also achieved in most other countries in which this group operates. In addition approximately 40% of this gain was from the sales of Perrot, a German brake manufacturer which was acquired in January 1994. First-half 1994 sales were up 24% (28% excluding the effects of foreign exchange) to $355 million from $286 million in the first half of 1993, for the same reasons.

Operating income for Transportation Products was $16 million (excluding the unusual charges described previously) in the second quarter of 1994 compared with $5 million in the second quarter of 1993, an increase of $11 million (with little effect from foreign exchange). The increase was primarily because of the increased sales volume and the effect of cost reductions. Those favorable factors were partly offset by the effects of lower prices in Europe. In addition, the new Perrot operation experienced a small loss. For the six-month period operating income increased 55%, from $22 million in the 1993 period to $34 million in 1994. Factors affecting the six-month period comparisons were essentially the same as those affecting the second quarter comparison.

Offsetting the improvements in the second quarter of 1994 were charges of $14 million related to the consolidation of production facilities and implementation of other cost reduction actions. Charges of a similar nature in the second quarter of 1993 totalled $2 million. Including these charges, operating income in the quarter and the half were essentially flat at $2 million and $20 million, respectively.


Financial Review

The Company's financing and corporate costs for the second quarter of 1994 were $85 million, down from $96 million in the 1993 quarter. Such items in the first half of 1994 were $170 million, down from the $188 million in the 1993 period. For both the quarter and the six months interest expense decreased as a result of lower overall interest rates on debt issued as part of the major refinancing in 1993.

For the three months and six months ended June 30, 1994, the income tax provisions were $15 million and $32 million, respectively, on pre-tax income of $4 million for the quarter and $7 million for the six months. The tax provisions for the three months and six months ended June 30, 1993, were $6 million and $14 million, respectively, despite losses (before taxes and
extraordinary item) of $28 million and $38 million, respectively.   These

Results of Operations: Second Quarter and First Six Months of 1994 Compared with Second Quarter and First Six Months of 1993 (Continued)

provisions reflected the annualized estimate of taxes payable on those foreign operations that are expected to be profitable, offset partly in the 1993 periods by tax benefits from certain foreign net operating losses. The provision for the first six months of 1994 was adversely affected by less favorable tax treatment with respect to certain foreign income. The unusual relationship between the pre-tax results and the tax provision for all periods is explained by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and the share allocations made by the Company's ESOP as well as by tax rate differences and withholding taxes on foreign earnings.


Liquidity and Capital Resources

The Company has a highly leveraged capital structure. Net cash provided by operating activities, after cash interest paid of $93 million, was $41 million for the six months ended June 30, 1994. The Company borrowed $54 million under the $250 million Revolving Credit Facility (the "Revolver") available under the Company's 1993 credit agreement. Working capital invested in operations increased by $96 million compared with an increase of $82 million in the comparable period of 1993. These increases are principally a result of increased inventories and receivables, following a seasonal pattern typical of the first half in past years and expected to recur in the future. The Company also devoted $45 million to capital expenditures, including $13 million of investments in affiliated companies, and repaid $54 million of bank term loans.

The Company believes that the amounts available from operating cash flows, funds available under the Revolver, or potential long-term debt or equity financing sources will be sufficient to meet its expected cash needs including planned capital expenditures for the foreseeable future.

As of June 30, 1994, there was $133 million available under the Revolver after reduction for borrowings and for $55 million of letters of credit outstanding thereunder. In addition, the Company's foreign subsidiaries had $45 million available under overdraft facilities. These foreign facilities can be withdrawn by the banks at any time.

In February 1994 the Company obtained an amendment to the credit agreement that among other things relaxed certain financial tests and covenants. The Company currently believes it will comply with the amended financial tests and covenants but may have to obtain similar amendments or waivers in the future.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

                                    None.

(b)     Reports on Form 8-K for the quarter ended June 30, 1994.

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









August 15, 1994