Form 10-K405
AMERICAN STANDARD INC
filed 1995-03-31
CIK 5850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal year ended December 31, 1994

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to.

                         Commission File Number 1-470

                            AMERICAN STANDARD INC.
            (Exact name of registrant as specified in its charter)

  DELAWARE                                                           25-0900465
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Centennial Avenue, P.O. Box  6820, Piscataway, New Jersey        08855-6820
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code: (908) 980-6000 Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable; Registrant has outstanding no equity securities required to be registered under the Securities Exchange Act of 1934.)

Aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant: Not applicable; all of the voting stock of the Registrant is owned by its parent, American Standard Companies Inc.

Number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 10, 1995:

  Common Stock, $.01 par value                                     1,000  Shares


Documents incorporated by reference:                                        None

The Registrant meets the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                               TABLE OF CONTENTS
                          (Reduced disclosure format)
                                                                            Page

                                    PART I

Item 1.    Business.                                                          2
Item 2.    Properties.                                                        6
Item 3.    Legal Proceedings.                                                 7
Item 4. Not required under reduced disclosure format as contemplated by General Instruction J to Form 10-K.


                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters.                                           9
Item 6. Not required under reduced disclosure format as contemplated by General Instruction J to Form 10-K.
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of  Operations (reduced disclosure format).         9
Item 8.    Financial Statements and Supplementary Data.                      12
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                           38


                                   PART III

Items 10, 11, 12, and 13 are not required under reduced disclosure format as contemplated by General Instruction J to Form 10-K


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                                      38

                                     PART I


ITEM 1.   BUSINESS

 American Standard Inc., a Delaware corporation, (the "Company") was incorporated in 1929. All of its outstanding common stock is owned by American Standard Companies Inc. (formerly named ASI Holding Corporation) a Delaware corporation that was formed in 1988 by Kelso & Company, L.P. ("Kelso") to effect the acquisition (the "Acquisition") of American Standard Inc. Hereinafter, "American Standard" or "the Company" will refer to the Company, to American Standard Companies Inc. or to American Standard Inc., including its subsidiaries, as the context requires. ASI Holding Corporation changed its name to American Standard Companies Inc. in November 1994. In the first quarter of 1995 American Standard Companies Inc. sold 15,112,300 shares of its common stock at an initial price to the public of $20 per share in an initial public offering (the "Offering"). The Offering yielded net proceeds of approximately $282 million which were used to reduce indebtedness of American Standard Inc.

American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (56% of 1994 sales); bathroom and kitchen fixtures and fittings (27% of 1994 sales); and braking control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (17% of 1994 sales). American Standard is a market leader in each of these business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL-STANDARD(R) and STANDARD(R) for plumbing products and WABCO(R) for braking and related systems. The Company emphasizes technologically advanced products such as air
conditioning   systems   that   utilize    energy-efficient    compressors   and
environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") that utilize electronic controls. At December 31, 1994, American Standard had 94 manufacturing facilities in 32 countries.


Overview of Business Segments

     American  Standard  operates  three  business  segments:  Air  Conditioning
Products,   Plumbing   Products  and   Automotive   Products   (formerly   named
Transportation Products).

 Air Conditioning Products. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air Conditioning Products manufactures air conditioning systems that are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Over one-half of Air Conditioning Products' sales in 1994 was in the replacement, renovation and repair markets which have been less cyclical than the new residential and commercial construction markets. Air Conditioning Products' sales in these periods to the commercial and residential markets represented approximately 75% and 25%, respectively, of Air Conditioning Products' total sales. Management believes that Air Conditioning Products is well positioned for growth because of its high quality, brand-name products, significant existing market shares, the introduction of new product features such as electronic controls, the expansion of its broad distribution network and conversion to environmentally-preferred refrigerants.

 Air Conditioning Products began with the 1984 acquisition by the Company of The Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 1994 Air Conditioning Products, with revenues of $2,480 million, accounted for approximately 56% of the Company's sales and 51% of its operating income. Air Conditioning Products derived approximately 16% of its sales in 1994 from operations outside the United States and over half from the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

 Air Conditioning Products manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, dehumidify or humidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves field installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Air Conditioning Products manufactures and distributes mini-split units principally in the Far East and Europe.

 Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are higher than on sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally-preferred refrigerants.

 At December 31, 1994 Air Conditioning Products had 28 manufacturing plants in 8 countries, employing approximately 16,000 people.

Plumbing Products

American Standard is a leading manufacturer in Europe and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL-STANDARD(R) and STANDARD(R) names. Management believes that Plumbing Products is well positioned for growth due to the high quality of its brand-name products, significant existing market shares in a number of countries and the expansion of existing operations in developing market areas throughout the world (principally the Far East, Latin America and Eastern Europe).

 In 1994 Plumbing Products, with revenues of $1,218 million, accounted for 27 % of the Company's sales and 31 % of its operating income. Plumbing Products derived approximately 73 % of its total 1994 sales from operations outside the United States.

 Approximately 53% of Plumbing Products' sales consists of vitreous china fixtures, 26% consists of fittings (typically brass), 7% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the United States sales through the retail channel have continued to grow and accounted for approximately 24% of U.S. Plumbing Products' sales in 1994. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.

 Plumbing Products operates through three primary geographic groups: European Plumbing Products, the Americas Group (comprising U.S. Plumbing Products and Americas International), and the Far East Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Europe, the U.S., and Mexico. Worldwide
Fittings sales and operating results are reported in the three primary geographic groups within which it operates.

 European Plumbing Products, which sells products primarily under the brand name IDEAL-STANDARD(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Bulgaria, Spain, Portugal, and Egypt.

 U.S. Plumbing manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL-STANDARD(R), and STANDARD(R), through its wholly owned operations in Mexico, Canada, and Brazil and its majority-owned subsidiaries in Central America.

 The Far East Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL-STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand and the Philippines, and its manufacturing joint venture in Indonesia and is developing a new joint venture in Vietnam. The Company is also significantly expanding its operations in the People's Republic of China ("PRC").

 At December 31, 1994,  Plumbing Products employed  approximately  16,200 people
and,  including  affiliated  companies,   had  52  manufacturing  plants  in  22
countries.

Automotive Products

Automotive Products is a leading manufacturer, primarily in Europe and Brazil, of brake and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems (including antilock braking systems) marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. American Standard supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that Automotive Products is well positioned to benefit from improved market conditions in Europe and Brazil and increasing demand in a number of markets (including the U.S. commercial and utility vehicle markets) for ABS and other sophisticated electronic control systems, as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

In 1994 Automotive Products, with sales of $759 million, accounted for 17 % of the Company's sales and 17% of its operating income. The Company believes that Automotive Products is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

 The Company's Automotive products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Principal competitors are Knorr, Robert Bosch, and Bendix.

 The WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 726,000 heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe has significantly increased in recent years to approximately 132,000 units in 1994 and to 44,000 units annually in other markets, primarily the United States and Japan. In addition, Automotive Products has developed electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry.

 Automotive Products and affiliated companies have 14 manufacturing facilities and 7 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, and Brazil. Automotive Products has joint ventures in the United States with Rockwell International (Rockwell WABCO), in Japan with Sanwa Seiki (SANWAB), and in India with TVS Group (Clayton Sundaram). There is also a licensee in the PRC.

 In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company will be able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

 At December 31, 1994, Automotive Products employed approximately 5,600 people.

ITEM 2.   PROPERTIES

 At December 31, 1994 the Company conducted its manufacturing activities through 94 plants in 32 countries, of which the principal facilities are as follows:

  Business
   Segment       Location             Major Products Manufactured at Location

Air Conditioning   Clarksville, TN    Commercial unitary air conditioning
  Products         Fort Smith, AK     Commercial unitary air conditioning
                   La Crosse, WI      Applied air conditioning systems
                   Lexington,  KY     Air handling  products
                   Macon, GA          Commercial air  conditioning systems
                   Pueblo,   CO       Applied air  conditioning   systems
                   Rushville,  IN     Air handling products
                   Trenton,  NJ       Residential gas furnaces and air handlers
                   Tyler, TX          Residential air conditioning
                   Waco, TX           Water source heat pumps and air handling
                                              products
                   Charmes, France    Applied air conditioning systems
                   Epinal, France     Applied air conditioning systems
                   Mirecourt, France  Mini-splits and air handling products

Plumbing Products  Salem, OH          Enameled-steel fixtures and acrylic
                                      bathtubs
                   Tiffin, OH         Vitreous china
                   Trenton, NJ        Vitreous china
                   Toronto, Canada    Vitreous china and enameled-steel
                                      fixtures
                   Hull, England      Vitreous china and acrylic bathtubs
                   Middlewich, England Vitreous china
                   Dole, France        Vitreous china and acrylic bathtubs
                   Neuss, Germany           Vitreous china
                   Wittlich, Germany        Brass plumbing fittings
                   Orcenico, Italy          Vitreous china
                   Brescia, Italy           Vitreous china
                   Mexico City, Mexico      Vitreous china, water heaters
                   Monterrey, Mexico        Brass plumbing fittings
                   Bangkok, Thailand        Vitreous china
                   Seoul, South Korea       Brass plumbing fittings
                   Manila, Philippines      Vitreous china

Automotive         Campinas, Brazil         Braking equipment
  Products         Leeds, England           Braking equipment
                   Claye-Souilly, France    Braking equipment
                   Hanover, Germany         Braking equipment
                   Mannheim, Germany        Foundation brakes

ITEM 3.  LEGAL PROCEEDINGS

 The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. A number of the Company's plants are in the process of making changes or modifications to comply with such laws and regulations as well as undertaking response actions to address soil and groundwater issues at certain of its facilities. The Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1992, 1993 and 1994 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

 Additional sites may be identified for environmental remediation in the future, including properties previously transferred by the Company and with respect to which the Company may have contractual indemnification obligations. The Company cannot estimate at this time the ultimate aggregate costs of all remedial actions because of (a) uncertainties surrounding the nature and application of environmental regulations, (b) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party,
(c) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions, (d) the number of contributors and the financial capacity of others to contribute to the cost of remediation at specific sites and (e) the time periods over which remediation may occur.

 American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of an alleged class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, which was filed on March 5, 1993, in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates the Federal antitrust laws. It demands $680 million in damages (which would be subject to trebling under the antitrust laws) and injunctive relief. American Standard Inc. has filed an answer denying all claims of violation and is defending itself vigorously. The district court recently denied class certification with respect to two of the three violations alleged in the suit. These alleged violations may now only be asserted by Entech on its own behalf. With respect to the one claim which was certified as a class action, alleging a price fixing conspiracy, management believes that, on the basis of the facts now known to it, the claim is without merit. In management's opinion the litigation will not have any material adverse effect on the financial position, cash flows, or results of operations of the Company.

 On May 31, 1994, the Company's Salem, Ohio plant received a Request for Information Pursuant to the Clean Air Act from the U.S. Environmental Protection Agency (Region 5). This request was fully complied with by July 22, 1994. During the development of the response, American Standard noted several questions concerning the status of certain air sources. On August 2, 1994, American Standard Inc. proposed to enter a consensual "Findings and Orders" with the Ohio Environmental Protection Agency to resolve these questions. The potential for and amount of any penalties is uncertain. However, the Company does not expect that these matters will result in material liabilities.

 On December 15, 1992 the Company, along with 15 other major manufacturers of plumbing fittings, was sued in the Superior Court of the State of California, County of San Francisco by the State of California. The same companies were sued in a companion case, filed the same day, by the Natural Resources Defense
Council and a second environmental group. In each case plaintiffs sought injunctive relief, civil penalties and compensatory damages, alleging, inter alia, that faucets sold by the parties discharged lead into drinking water in excess of minimum standards allegedly established by Proposition 65. Pursuant to Proposition 65, a discharge of lead into a source of drinking water in excess of
0.5 micrograms per day is prohibited, although the State of California has not yet established any methodology for measuring this discharge. The Company believes that the lead limitations should not apply to faucets because faucets are not a "source" of drinking water as contemplated by the legislation (e.g., reservoirs, streams, etc.). The suits also claim that warnings provided with the fittings relating to such lead discharge are inadequate. Although most of the Company's fittings contain and discharge some amount of lead, the lead content of the Company's fittings is one of the lowest in the industry, and all of the Company's fittings will fall below the proposed federal discharge standard and fall below the current federal weight standards mentioned above. The Company believes its exposure in the California suits is minimal, if any. The Company also believes that its low-lead fittings and its continuing efforts to further reduce lead content will afford the Company a competitive edge. The discharge claim in the State's case has been dismissed and has been appealed.

For a discussion of German tax issues see Note 7 of Notes to Consolidated Financial Statements (see Item 14(a) of Part IV hereof).

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

The Company's only issued and outstanding common equity, 1,000 shares of common stock, $.01 par value, is owned by American Standard Companies Inc. There is no established public trading market for these shares.

There were no dividends declared on the Company's common stock in 1993 or 1994.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Reduced disclosure format)


The following should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

The Company's operating results improved in 1994, due principally to volume increases and cost reductions in each of its three business segments, as most markets recovered from a worldwide recession. Consolidated sales for 1994 were $4,457 million, an increase of $627 million, or 16% (with little effect from foreign exchange), from $3,830 million in 1993. Sales increased for all three segments with gains of 18% for Air Conditioning Products, 4% for Plumbing Products and 35% for Automotive Products.

Operating income for 1994 was $355 million, an increase of $73 million, or 26% (with little effect from foreign exchange), from $282 million in 1993 as a result of gains in each segment, especially Automotive Products and Air Conditioning Products. Operating income for 1994 included charges of $26 million related to employee severance, the consolidation of production facilities and the implementation of other cost reduction actions. In 1994 the Company also provided $14 million for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives. The year 1993 included $8 million of charges for plant shutdowns and other cost reduction actions. Excluding those charges from the respective years, operating income would have increased to $395 million from $290 million, or 36%, in 1994 over 1993.




                                                        1994       1993     1992
                                                        (Dollars in millions)
       Sales:
         Air Conditioning Products                    $2,480     $2,100   $1,892
         Plumbing Products                             1,218      1,167    1,170
         Automotive Products                             759        563      730
                                                      $4,457     $3,830   $3,792

       Operating Income:
         Air Conditioning Products                   $   182    $   133  $   104
         Plumbing Products                               111        108      108
         Automotive Products                              62         41       88
           Operating Income (a)                          355        282      300
       Interest expense                                 (259)      (278)    (289)
       Corporate Items (b)                              (111)       (85)     (63)

       Loss before  income taxes and  extraordinary  $   (15)   $   (81) $   (52)
       item


(a)Includes special charges of $40 million in 1994 applicable to consolidation of production facilities, employee severance, other cost reduction actions and a provision for loss on the early disposition of certain assets; and $8 million in 1993 related to plant shutdowns and other cost reduction actions.

(b)Corporate items include administrative and general expenses, accretion charges on postretirement benefit liabilities, equity in net income (loss) of affiliated companies, minority interest, foreign exchange transaction gains and losses and miscellaneous income and expense. In 1994 such expenses included a one-time special charge of $20 million in connection with the amendment of certain agreements in anticipation of the initial public offering of American Standard Companies Inc. common stock.

    Sales of Air Conditioning Products increased 18% to $2,480 million for 1994 from $2,100 million for 1993, as a result of significant sales gains in the U.S. and expanding international sales. Sales in the U.S. improved significantly from depressed levels primarily as a result of recovery in commercial and residential replacement and new-construction markets. Commercial markets represent approximately 75% of Air Conditioning Products total sales. Over 60% of U.S. sales for Air Conditioning Products is from the replacement, renovation and repair markets. The U.S. sales increase was primarily attributable to the improved markets and gains in market share.

    Operating income of Air Conditioning Products increased 37% to $182 million in 1994 from $133 million in 1993. This gain was primarily the result of increased operating income in the United States due to higher sales together with cost reductions.

    Sales of Plumbing Products increased 4% (6% excluding the unfavorable effects of foreign exchange) to $1,218 million in 1994 from $1,167 million in 1993. The exchange-adjusted improvement resulted from sales increases of 4% for international operations and 11% for the U.S. operations. The sales gain for the international operations was led by volume and price gains as economic conditions in several countries (particularly the United Kingdom and Germany) showed modest improvement over the prior year. The strength of the European operations has been sales in the replacement market, which has more than made up for the effects of poor new-construction markets. Sales also increased in Thailand, Korea and Mexico, all on higher volumes. These increases were offset partly by lower sales in Canada and Brazil where poor economic conditions continued, and by the effect of the deconsolidation of operations in the People's Republic of China ("PRC") which in April 1994 were contributed to the new joint venture operating in that country. Sales in the U.S. increased as a result of improved markets and an expanded retail customer base. A basic shift from the wholesale distribution channel to the retail sales channel has been developing over recent years, a trend the Company believes will continue and will result in increased sales because of strong product and brand-name recognition. Retail markets accounted for 24% of the total 1994 U.S. plumbing products sales, up from 20% in 1993.

    Operating income of Plumbing Products was $111 million for 1994 compared with $108 million for 1993 as a result of improvements in international operations. Operating income gains reflected the sales improvements and cost reductions in most operations. In the U.S. improvements from increased sales and cost reductions at manufacturing facilities were more than offset by a provision of $14 million related to certain assets that will be disposed of prior to the expiration of their originally estimated useful lives. Overall Plumbing ProductsO results were also negatively affected by a provision of $5 million related to employee severance and other cost reduction actions, compared to $1 million of similar charges in 1993. Excluding such provisions from the respective years, operating income would have increased to $130 million from $109 million, or 19%, in 1994 from 1993.

    Sales of Automotive Products for 1994 were $759 million, an increase of $196 million, or 35%, from $563 million in 1993. Unit volume of truck and bus production in Western Europe improved significantly and aftermarket sales grew solidly. Sales of Perrot, a German brake manufacturer which the Company acquired in January 1994, accounted for $62 million of the gain. Sales volumes were significantly higher in the U.K. (as a result of the growing utility vehicle business in that country), in Sweden (where truck manufacturing increased by
approximately  50%)  and  in  Brazil,   France  and  Spain  (where  demand  also
increased).

    Operating income for Automotive Products was $62 million in 1994, an increase of 51% compared with $41 million in 1993. The increase was primarily attributable to increased sales volume and the effect of cost reductions, partly offset by a loss experienced by Perrot. Operating income for 1994 reflected charges of $14 million related to employee severance and the consolidation of production facilities. Charges of a similar nature in 1993 totalled $2 million. Excluding those charges from the respective years, operating income would have increased to $76 million from $43 million, or 77%, in 1994 over 1993.

    Interest expense for 1994 decreased $19 million compared to 1993 primarily as a result of lower overall interest rates achieved through a 1993 refinancing. This improvement occurred despite a $7 million increase in interest expense related to the 12-3/4% Junior Subordinated Debentures issued in June 1993 in exchange for American Standard Inc.'s 12-3/4% Exchangeable Preferred Stock. Corporate items increased $26 million in 1994 principally because of a special charge of $20 million paid in connection with the amendment of certain agreements in anticipation of the initial public stock offering of American Standard Companies Inc.

    The income tax provisions for 1994 and 1993 were $62 million and $36 million, respectively, despite losses (before income taxes and extraordinary items) of $15 million and $81 million for 1994 and 1993, respectively. These provisions reflected the taxes payable on profitable foreign operations, offset partly in 1993 by tax benefits from certain foreign net operating losses. The provision for 1994 was adversely affected by less favorable tax treatment with respect to certain foreign items, primarily in Germany. Other factors contributing to the unusual relationship between the pre-tax results and the tax provision for both years are the nondeductibility for tax purposes of the amortization of goodwill and the effects of other purchase accounting adjustments and the share allocations made by the ESOP as well as tax rate differences and withholding taxes on foreign earnings. See Note 7 of Notes to Consolidated Financial Statements.

    As a result of the redemption of debt in 1994 with the proceeds of an October borrowing under the Company's bank credit agreement and in 1993 as a result of the 1993 refinancing, 1994 and 1993 included extraordinary charges of $9 million and $92 million, respectively (including call premiums, the write-off of unamortized debt issuance costs and in 1993 the loss on cancellation of foreign currency swap contracts), on which no tax benefit was available. In addition the first quarter of 1995 will include a similar extraordinary charge of $30 million in connection with the debt repayment resulting from a 1995 first quarter refinancing.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


 Management's Report On Financial Statements

 The accompanying consolidated balance sheets at December 31, 1994 and 1993, and related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1994, 1993 and 1992, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls that it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors, who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of non-employee Directors which meets periodically with the Company's financial officers, internal auditors, and the independent auditors and monitors the accounting affairs of the Company.

 American Standard Inc.



 Piscataway, New Jersey
 February 16, 1995

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Standard Inc.

 We have audited the accompanying consolidated balance sheets of American Standard Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


 Ernst & Young LLP

 New York, New York
 February 16, 1995

                  AMERICAN STANDARD INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                          (Dollars in thousands)

                                                Year ended December 31,
                                               1994       1993        1992

Sales                                    $4,457,465 $3,830,462  $3,791,929
Cost and expenses:
  Cost of sales                           3,377,271  2,902,562   2,852,230
  Selling and administrative expenses       778,550    692,229     678,742
  Other expense                              57,381     38,281      24,672
  Interest expense                          259,437    277,860     288,851

                                          4,472,639  3,910,932   3,844,495

Loss before income taxes and
extraordinary item                          (15,174)   (80,470)   (52,566)
Income taxes                                 62,512     36,165      4,672


Loss before extraordinary item              (77,686)  (116,635)    (57,238)
Extraordinary loss on retirement of debt
(Note 10)                                    (8,735)   (91,932)          -

Net loss                                    (86,421)  (208,567)    (57,238)

Preferred dividend                                -     (8,624)    (15,707)

Net loss applicable to common shares       $(86,421) $(217,191)  $ (72,945)


 See notes to consolidated financial statements.

                     AMERICAN STANDARD INC.AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)


At December 31,
                                                           1994            1993


 Assets
 Current assets
   Cash and cash equivalents                           $92,749          $53,237
   Accounts receivable, less allowance for
    doubtful accounts -1994, $19,569; 1993,$15,666     595,239          507,322
   Inventories                                         323,220          325,819
   Future income tax benefits                           22,379           24,562
   Other current assets                                 30,956           30,743
      Total current assets                           1,064,543          941,683
 Facilities, at cost net of accumulated
      depreciation                                     812,684          820,523
 Other assets
   Goodwill, net of accumulated amortization
      1994, $208,973; 1993, $169,879                 1,053,042        1,025,774
   Debt issuance costs, net of accumulated
   amortization 1994, $23,928; 1993, $9,670             64,095           78,102
   Other                                               161,754          125,328
                                                   $ 3,156,118       $2,991,410

 Liabilities and Stockholder's Deficit
 Current liabilities
   Loans payable to banks                             $70,271           $38,036
   Current maturities of long-term debt               141,640           105,939
   Accounts payable                                   350,489           307,326
   Accrued payrolls                                   140,297            99,758
   Other accrued liabilities                          319,174           258,322
   Taxes on income                                     46,822            47,003
      Total current liabilities                     1,068,693           856,384
 Long-term debt                                     2,152,291         2,191,737
 Other long-term liabilities
   Reserve for postretirement benefits                437,708           387,038
   Deferred tax liabilities                            37,650            45,625
   Other                                              235,976           204,170
   Total liabilities                                3,932,318         3,684,954
 Commitments  and contingencies
 Stockholders'  deficit
   Preferred stock, Series A, $.01 par
    value,1,000 shares issued and outstanding                -                -
   Common stock, $.01 par value, 1,000
    shares authorized,issued and outstanding                 -                -
   Capital surplus                                    214,634          211,333
   Accumulated deficit                               (836,424)        (750,003)
   Foreign currency translation effects              (151,721)        (149,220)
   Minimum pension liability adjustment                (2,689)          (5,654)
      Total stockholders'  deficit                   (776,200)        (693,544)
                                                   $3,156,118       $2,991,410

 See notes to consolidated financial statements.

                     AMERICAN STANDARD INC.AND SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                     Year Ended December 31,

                                                  1994        1993        1992
 Cash provided (used) by:
   Operating activities:
      Loss before extraordinary item           $(77,686)   $(116,635)  $(57,238)
      Depreciation (including asset loss
         provision in 1994)                     122,944      106,041     111,643
      Amortization of goodwill                   31,472       30,807      33,064
      Non-cash interest                          53,288       65,031      65,527
      Non-cash stock compensation                28,479       25,679      23,076
      Amortization of debt issuance costs        14,549       11,461       5,983
      Loss (gain) on sale of fixed assets         1,259        2,963       (660)
      Changes in assets and liabilities:
         Accounts receivable                    (69,991)     (48,680)   (20,081)
         Inventories                             13,092       47,321      44,163
         Accounts payable and accrued payrolls   63,413       40,124     (8,308)
         Postretirement benefits                 21,290       22,687      22,074
         Income taxes                            (3,927)      (4,232)   (48,974)
         Other long-term liabilities             32,795       13,271       3,805
         Other, net                              25,609        5,003       (428)
   Net cash provided by operating activities 256,586 200,841 173,646 Investing activities:
      Purchases of property, plant and
        equipment                              (105,741)     (90,474)   (87,409)
      Investments in affiliated companies       (23,971)      (7,556)   (20,608)
      Proceeds from disposals of property,
        plant and equipment                      14,783        4,003      11,133
      Other                                      (2,071)       4,514      10,703
   Net cash used by investing activities       (117,000)     (89,513)   (86,181)
   Financing activities:
      Proceeds from issuance of long-term debt 336,160 1,405,557 394,159 Repayment of long-term debt, including
         redemption premiums                   (439,762)  (1,427,989)  (490,059)
      Net change in revolving credit facility    30,816        7,000          -
      Net change in other short-term debt       (10,044)     (61,600)    41,675
      Purchases of parent company common stock  (16,927)     (12,194)   (10,950)
      Other financing costs                      (2,441)     (76,762)    (9,897)
   Net cash used by financing activities       (102,198)    (165,988)   (75,072)
 Effect of exchange rate changes on cash and
     cash equivalents                              2,124      (3,652)    (6,234)
 Net increase (decrease) in cash and cash
 equivalents                                      39,512     (58,312)     6,159
 Cash and cash equivalents at beginning
 of period                                        53,237     111,549    105,390
 Cash and cash equivalents at end of period      $92,749    $ 53,237   $111,549

 See notes to consolidated financial statements.

                  AAMERICAN STANDARD INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS'DEFICIT
                          (Dollars in thousands)

                                                                     Foreign
                                                                    Currency
                                                Capital Accumulated Translation
                                                Surplus   Deficit   Effects
Balance at December 31, 1991                  $221,881  $(484,198)$(50,696)
Net Loss                                             --   (57,238)       --
American Standard Companies Inc. common        (13,937)        --        --
stock repurchased
Capital contributions from parent                3,756         --        --
Excess of value over cost of ESOP shares        14,416         --        --
allocated to employees
Stock dividend on exchangeable preferred       (15,707)        --        --
stock
Foreign currency Translation                        --         --  (36,176)


Balance at December 31, 1992                   210,409  (541,436)  (86,872)
Net Loss                                            --  (208,567)        --
American Standard Companies Inc. common        (12,869)        --        --
stock repurchased
Capital contributions from parent                5,313         --        --
Excess of value over cost of ESOP shares        17,094         --        --
allocated to employees
Stock dividend on exchangeable preferred        (8,624)        --        --
stock
Issuance of Series A Preferred Stock                10         --        --
Foreign currency Translation                        --         --  (62,348)

Balance at December 31, 1993                   211,333  (750,003) (149,220)
Net Loss                                            --   (86,421)        --
American Standard Companies Inc. common        (16,761)        --        --
stock repurchased
Capital contributions from parent                4,925         --        --
Excess of value over cost of ESOP shares        15,137         --        --
allocated to employees
Foreign currency Translation                        --         --   (2,501)
Balance at December 31, 1994                  $214,634  $(836,424)$(151,721)

 See notes to consolidated financial statements.

                     AMERICAN STANDARD INC.AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1. Description of the Company

American Standard Inc., a Delaware corporation (the "Company") was incorporated in 1929. All of its outstanding common stock is owned by American Standard Companies Inc. (formerly named ASI Holding Corporation) a Delaware corporation that was formed in 1988 by Kelso & Company, L.P. ("Kelso") to effect the acquisition (the "Acquisition") of American Standard Inc. For financial statement purposes the Acquisition has been accounted for under the purchase method. ASI Holding Corporation changed its name to American Standard Companies Inc. in November 1994. Hereinafter, "American Standard" or "the Company" will refer to the Company, to American Standard Companies Inc. or to American Standard Inc., including its subsidiaries, as the context requires. In the first quarter of 1995 American Standard Companies Inc. completed an initial public offering of shares of its common stock (see Note 2).


Note 2. Initial Public Stock Offering of American Standard Companies Inc.

In the first quarter of 1995 American Standard Companies Inc. sold 15,112,300 shares of its common stock in an initial public offering (the "Offering"), at an initial price to the public of $20 per share. The Offering yielded net proceeds of approximately $282 million (including proceeds from the exercised portion of the underwriters' over-allotment option and after deducting underwriting discounts and expenses) which were transferred to American Standard Inc. and used to reduce its indebtedness. Of the total net proceeds transferred, $270 million was contributed to the capital of American Standard Inc. and $12 million was loaned under an intercompany demand note. The Offering and an amended bank credit agreement were both part of a major refinancing completed in the first quarter of 1995 (see Note 10). Had the Offering and the amended bank credit agreement been completed as of January 1, 1994, interest expense in 1994 would have been reduced by approximately $50 million and the loss before extraordinary item would have been approximately $27 million. All share data herein reflect the 2.5 to 1 stock split effected in December 1994.


Note 3. Accounting Policies

    Consolidation - The financial statements include on a consolidated basis the results of all majority-owned subsidiaries. All material intercompany transactions are eliminated. Investments in affiliated companies are included at cost plus the Company's equity in their net results.

    Foreign Currency Translation - Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated.
    Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income except for those resulting from transactions which hedge a net foreign currency exposure or long-term intercompany transactions of an investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

    The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $9.9 million in 1994, $21.9 million in 1993, and $19.3 million in 1992.
      The allocation of purchase costs increased the net asset exposure of foreign operations; however, since 1988 the effects of exchange volatility have been ameliorated by the fact that a portion of the Company's borrowings has been denominated in foreign currencies.

    Revenue Recognition - Sales are recorded when shipment to a customer occurs.

    Cash Equivalents - Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

    Inventories - Inventory costs are determined by the use of the last-in, first-out (LIFO) method on a worldwide basis, and inventories are stated at the lower of such cost or realizable value.

    Facilities - The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are charged against income. Significant investment grants are amortized into income over the period of benefit.

    Goodwill - Goodwill is being amortized over 40 years. The carrying value of goodwill for each business is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If any impairment is indicated as a result of such reviews, the Company would measure it using techniques such as comparing the undiscounted cash flow of the business to its book value including goodwill or by obtaining appraisals of the related business. To date no indications of impairment have arisen as to any material portion of goodwill.

    Debt Issuance Costs - The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

    Warranties - The Company provides for estimated warranty costs at the time of sale. Warranty obligations beyond one year are included in other long-term liabilities. Revenues from the sales of extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts.

    Postretirement Benefits - Postretirement benefits are provided for substantially all employees of the Company, both in the United States and abroad. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions, where appropriate.

    Depreciation  -   Depreciation   and   amortization   are  computed  on  the
straight-line method based on the estimated useful life of the asset or asset group.

    Research and Development Expenses - Research and development costs are expensed as incurred except for costs incurred (after technological feasibility is established) for computer software products expected to be sold. The Company expended approximately $118 million in 1994, $110 million in 1993, and $110 million in 1992 for research activities and product development and for product engineering. Expenditures for research and product development only were $39 million, $43 million, and $40 million in the respective years. Computer software product development costs capitalized amounted to $2 million in each of 1994 and 1993.

    Income Taxes - The Company recognizes deferred tax assets for the tax effects of items that will be deducted for tax purposes in later years together with the tax effects of income items included in current reporting for tax purposes but in later years for financial statement purposes along with the effects of certain tax attributes such as net operating losses.
    The Company provides for United States income taxes and foreign withholding taxes on foreign earnings expected to be repatriated. Deferred tax liabilities are provided on the excess of the financial statement basis over the tax basis of certain assets, primarily for inventories and fixed assets, including fair value adjustments resulting from purchase accounting in connection with the Acquisition; fixed assets due to accelerated depreciation deductions for tax purposes; and non-permanent investments in certain foreign subsidiaries.

    Financial Instruments with Off-Balance-Sheet Risk - The Company from time to time enters into agreements in the management of foreign currency and interest rate exposures. Gains and losses from underlying rate changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument in which case gains and losses are deferred as a component of foreign currency translation effects in stockholders' equity or included as a component of the transaction.



Note 4. Stock Incentive Plan

In January 1995 American Standard Companies Inc. established the Stock Incentive Plan (the "Stock Plan") under which awards of its common stock may be granted to officers and other key executives and employees in the form of stock options, stock appreciation rights, restricted stock, or restricted units. The maximum number of shares or units that may be issued under the Stock Plan is 10% of the number of shares of common stock issued and outstanding as of the completion of the Offering in the first quarter of 1995, or approximately 7,600,000 shares. Stock options to purchase 4,998,000 shares at the initial public offering price of $20 per share were awarded to approximately 900 employees in the first quarter of 1995. The awards vest ratably over three years and are exercisable over a period of ten years.

Note 5. Other Expense

Other income (expense) was as follows:


                                                   Year Ended December 31,

                                                     (Dollars in millions)

                                            1994        1993        1992

Interest income                           $  8.2      $  8.5      $ 8.7
Royalties                                    3.5         2.6        3.8
Equity in net income (loss) of
affiliated companies                         4.0        (0.1)       4.9
Minority interest                         (13.3)       (14.0)      (9.8)
Accretion expense                         (26.1)       (30.5)     (29.8)
Other, net (a)                            (33.7)        (4.8)      (2.5)

                                         s (57.4)    $ (38.3)    $ (24.7)



(a) The 1994 amount includes a one-time special charge of $20 million incurred in connection with the amendment of certain agreements in anticipation of the initial public offering.



Note 6. Postretirement Benefits

The Company sponsors postretirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. In 1988 in conjunction with the Acquisition the ESOP purchased 12,500,000 shares of common stock of American Standard Companies Inc. The ESOP is an individual account, defined contribution plan. Through December 31, 1994, the valuation of the ESOP shares has been determined by independent appraisals. By December 31, 1994, all of the common stock initially acquired by the ESOP was allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's 401(k) savings plan by employees). The Company intends to fund the ESOP in future years through contributions of cash or shares of common stock.
    Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. Accretion expense is the implicit interest cost associated with amounts accrued and not funded and is included in "other expense". At December 31, 1994, funded plan assets related to pensions were held primarily in fixed income and equity funds. Postretirement health and life insurance benefits are not prefunded.

    The Company's postretirement plans' funded status and amounts recognized in the balance sheet at December 31, 1994, and 1993 were:



                                             1994                                             1993

                                                     (Dollars in millions)


                                        Assets in   Accumulated                 Assets in  Accumulated
                                        Excess of       Benefit  Health and     Excess of      Benefit  Health and
                                      Accumulated   Obligations        Life   Accumulated  Obligations       Life
                                          Benefit   in Excess of  Insurance       Benefit    in Excess  Insurance
                                      Obligations         Assets   Benefits   Obligations    of Assets   Benefits


Actuarial present value of benefit obligations:
   Vested                               $   106.8       $  528.9          -     $   105.2      $ 511.1          -
   Non-vested                                 5.1           29.1          -           4.5         30.4          -

 Accumulated benefit obligations            111.9          558.0          -         109.7        541.5          -
 Additional amounts related to
   projected pay increases                   15.8           34.1          -          12.1         46.0          -
 Total projected benefit obligations         127.7         592.1     $160.5         121.8        587.5    $ 175.4
 Assets and book reserves relating to such
   benefits:
   Market value of funded assets             160.5         271.4          -         166.9        303.8          -
   Reserve (asset) for postretirement benefits
     net of recognized overfunding           (37.6)        309.8      158.7         (36.8)       257.7      154.9
 Additional minimum liability                    -          15.5          -             -         19.0          -
                                             122.9         596.7      158.7         130.1        580.5      154.9
 Assets and book reserves in excess of
   (less than) projected benefit
    obligations                             $ (4.8)         $4.6     $ (1.8)         $8.3      $  (7.0)   $ (20.5)
 Consisting of:
   Unrecognized prior services
      benefit (cost)                        $ (8.0)        $  .7      $ 10.7    $    (6.6)     $   3.4   $   10.3
   Unrecognized net gain (loss) from
      actuarial experience                     3.2           1.2       (12.5)        14.9        (16.0)     (30.8)
   Pension liability adjustment to
     stockholders' deficit                       -           2.7           -            -          5.6          -
                                            $ (4.8)        $ 4.6      $ (1.8)       $ 8.3       $ (7.0)  $  (20.5)

    At December 31, 1994, the projected benefit obligation related to health and life insurance benefits for active employees was $58.7 million and for retirees was $101.8 million.

    For certain plans, the additional minimum liability recorded by the Company as part of its reserve for postretirement benefits was $15.5 million at December 31, 1994 ($19 million at December 31, 1993). The additional minimum liability is the excess of the accumulated benefit obligation over plan assets and accumulated benefit provisions. In connection with providing for the additional minimum liability, an intangible asset was recorded, to the extent of unrecognized prior service costs, which amounted to $12.8 million at December 31, 1994 ($13.4 million at December 31, 1993). The net charge in stockholders' deficit was $2.7 million at December 31, 1994 (reduced from $5.6 million at December 31, 1993).

    The projected benefit obligation for postretirement benefits was determined using the following assumptions:


                                                     1994                  1993
                                    ---------------------   --------------------
                                    Domestic     Foreign    Domestic    Foreign

 Discount rate                      8.25%       5.75%-9.25% 7.25%    4.50%-8.50%
 Long-term rate of inflation        2.80%       1.75%-5.25% 2.80%     .50%-5.00%
 Merit and promotional increase     1.70%           1.70%   1.70%          1.50%
 Rate of return on plan assets      8.50%       7.25%-8.35% 8.75%    6.25%-9.50%

    The weighted-average annual assumed rate of increase in the health care cost trend rate is 9% for 1995 and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a change in the assumed rate of one percentage point for each future year would change the accumulated postretirement benefit obligation as of December 31, 1994, by $11 million and the annual postretirement cost by $1.4 million.



Postretirement cost had the following components:
Year ended December 31,
(Dollars in Millions)

                                                            1994                    1993               1992
                                                        Health &                Health &              Health &
                                             Pension    Life Ins.    Pension    Life Ins.   Pension   Life Ins.
                                             Benefits   Benefits    Benefits    Benefits    Benefits  Benefits

Service cost-benefits
earned during the period                       $23.6       $ 3.8       $20.1     $  3.4        $21.7    $  3.0

Interest   cost  on  the
projected benefit obligation                    47.0        12.3        50.6       14.1         50.4      13.7

Less assumed return on plan assets:
Actual loss  (return) on plan assets            13.0          --       (78.8)        --        (35.7)       --

Excess  (shortfall) deferred                   (49.5)         --        42.9         --         (2.6)       --

                                               (36.5)         --       (35.9)        --        (38.3)       --
Other, including amortization
  of prior service cost                          1.8          .2         2.7         .3          1.6        --
Defined  benefit plan cost                     $35.9       $16.3       $37.5      $17.8        $35.4     $16.7
Accretion expense reclassified
  to  "other expense"                          $13.8       $12.3       $16.4      $14.1        $16.1     $13.7



Total postretirement costs were:

                                     1994            1993              1992
Year Ended December 31,
(Dollars in millions)

Pension benefits                    $35.9           $37.5             $35.4
Health and life
  insurance benefits                 16.3            17.8              16.7
Defined benefit plan cost            52.2            55.3              52.1

Defined contribution
  plan cost (a)                      24.7            22.4              20.4
Total postretirement cost,
  including accretion expense       $76.9           $77.7             $72.5

   (a) Principally ESOP cost.

Note 7. Income Taxes

The Company's loss before income taxes and extraordinary item, and the applicable provision (benefit) for income taxes were:


                                                  1994        1993        1992

 Year Ended December 31, (Dollars in millions)

 Income (loss) before income taxes and
    extraordinary item:
   Domestic                                   $(157.0)    $(168.4)   $ (170.1)
   Foreign                                      141.8        87.9       117.5
   Pre-tax loss                                 (15.2)      (80.5)      (52.6)
 Provision (benefit) for income taxes:
   Current:
      Domestic                                   10.5        12.4         5.1
      Foreign                                    57.7        43.0        63.0
                                                 68.2        55.4        68.1
   Deferred:
      Domestic                                     .8         1.1       (35.8)
      Foreign                                    (6.5)      (20.3)      (27.6)
                                                 (5.7)      (19.2)      (63.4)
   Total provision                              $62.5       $36.2       $ 4.7


    A reconciliation between the actual income tax expense provided and the income tax benefit computed by applying the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to the loss before income taxes and extraordinary item is as follows:

                                                 1994         1993        1992

 Year Ended December 31, (Dollars in millions)

 Tax benefit at statutory rate                  $(5.3)      $(28.2)     $(17.9)
 Nondeductible goodwill charged to operations    10.0         10.4        10.5
 Nondeductible ESOP allocations                   6.8          6.1         4.9
 Rate differences and withholding taxes related
   to foreign operations                         47.1         18.7         1.4
 Foreign exchange                                (4.3)        (7.0)       (6.3)
 State tax benefits                              (5.3)        (5.5)       (3.3)
 Other, net                                      (7.9)         8.7         5.5
 Increase in valuation allowance                 21.4         33.0         9.9
 Total provision                                $62.5       $ 36.2       $ 4.7

    In addition to the 1994 and 1993 valuation allowance increases of $21.4 million and $33.0 million respectively, shown above, valuation allowances of $3.2 million and $32.1 million, respectively, were also provided for the tax benefits related to the extraordinary losses on retirement of debt (see Note
10). The 1993 valuation allowance and certain withholding taxes have been adjusted to reflect the actual 1993 tax returns as filed.

    The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

                                                        1994            1993

 At December 31, (Dollars in millions)

 Deferred tax liabilities:
  Facilities (accelerated depreciation, capitalized
   interest and purchase accounting differences)       $142.3           $141.1
  Inventory (LIFO and purchase accounting differences)   15.4             18.5
  Employee benefits                                        .6             11.0
  Foreign investments                                    50.1             50.1
  Other                                                  31.1             26.2
                                                        239.5            246.9

 Deferred tax assets:
  Employee benefits (pensions and
   other postretirement benefits)                       128.2            110.7
  Warranties                                             35.7             37.4
  Alternative minimum tax                                19.4             19.4
  Foreign tax credits and net operating losses           44.0             47.8
  Reserves                                               69.0             58.7
  Other                                                  46.7             46.0
  Valuation allowances                                 (118.8)           (94.2)
                                                        224.2            225.8
  Net deferred tax liabilities                          $15.3            $21.1


    Deferred tax assets related to foreign tax credits, net operating loss carryforwards and future tax deductions have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income as well as on income in the legal entity which gave rise to tax losses. Other deferred tax assets have not been reduced by valuation allowances because of carrybacks and existing deferred tax credits which reverse in the carryforward period. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

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

     Cash taxes paid were $70 million, $41 million, and $56 million in the years 1994, 1993 and 1992, respectively.

    In connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1990, the German tax authorities have raised questions regarding the treatment of certain significant matters. In prior years the Company paid approximately $20 million of a disputed German income tax. A suit is pending to obtain a refund of this tax. The Company anticipates that the German tax authorities may propose other adjustments resulting in additional taxes of approximately $120 million (at December 31, 1994, exchange rates) (principally relating to the 1988 to 1990 period), plus interest, for the tax return years under audit. In addition, significant transactions similar to those which gave rise to such possible adjustments occurred in years subsequent to 1990. If the tax authorities should propose adjustments for the 1988-1990 period, they might, after future tax audits, propose tax adjustments that are comparable for years 1991 to 1993. The Company, on the basis of the opinion of legal counsel, believes the tax returns are substantially correct as filed and any such adjustments would be inappropriate and intends to vigorously contest any adjustments which have been or may be assessed. Accordingly, the Company had not recorded any loss contingency at December 31, 1994, with respect to such matters.

    Under German tax law, if an assessment is made for the years presently under audit, the authorities may demand immediate payment of the amount assessed prior to final resolution of the issues. The Company believes, on the basis of opinion of legal counsel, that it is highly likely that a suspension of payment pending final resolution would be obtained. If immediate payment were required, the Company expects that it would be able to make such payment from available sources of liquidity or credit support but that future cash flows and therefore subsequent results of operations for any particular quarterly or annual period could be adversely affected.

    As a result of recent changes in German tax legislation, the Company's tax provision in Germany was higher in 1994 and will be higher in the future. As a result of this German tax legislation and the related additional tax provisions, the Company believes its exposure to the issues under the audit referred to above will be reduced for 1994 and future years.

      American Standard Inc. makes substantial annual interest payments to its Netherlands subsidiary. These interest payments have been exempt from U.S. withholding tax under an income tax treaty between the United States and the Netherlands. A provision in a new treaty raises the possibility that such payments may become subject to 15% U.S. withholding tax. The Company has filed a Competent Authority request with the Internal Revenue Service seeking a determination that no withholding tax will be imposed. The Company believes, based upon a recent IRS News Release that authorizes the requested relief, that the Competent Authority request will be resolved favorably. If the Competent Authority request is not resolved favorably, additional withholding taxes of approximately $12 million per year could be imposed on the Company commencing in 1996. In such case, the Company will consider alternatives designed to mitigate such increased withholding taxes; however, there is no assurance that such alternatives will be found.

Note 8. Inventories

The components of inventories are as follows:


                                                    1994               1993

 At December 31, (Dollars in millions)

 Finished products                                 $160.2            $169.0
 Products in process                                 82.5              78.0
 Raw materials                                       80.5              78.8
 Inventories at cost                               $323.2            $325.8

    The carrying cost of inventories approximates current cost as a result of purchase accounting adjustments which are offset by LIFO reserves.




Note 9. Facilities

The components of facilities, at cost, are as follows:

                                                 1994               1993
 At December 31, (Dollars in millions)

 Land                                        $    65.8            $ 66.2
 Buildings                                       325.7             314.6
 Machinery and equipment                         776.2             739.9
 Improvements in progress                         75.2              54.4
 Gross facilities                              1,242.9           1,175.1
 Less: accumulated depreciation                  430.2             354.6
 Net facilities                                 $812.7            $820.5

Note 10. Debt

    The 1995 Refinancing - In the first quarter of 1995 the Company completed a major refinancing (the "1995 Refinancing") consisting of: (i) the October 1994 amendment to the Company's 1993 credit agreement ("1993 Credit Agreement") which provided an additional term loan of $325 million (the "October Borrowing"), the proceeds of which were used to redeem $316.8 million in aggregate principal amount of the Company's 14-1/4% Subordinated Discount Debentures Due 2003 and 12-3/4% Junior Subordinated Debentures Due 2003 and to pay redemption premiums of $4.4 million and debt issuance and other costs in November 1994; (ii) the Offering of common stock (see Note 2), the net proceeds of which, totaling $282 million, were used to repay indebtedness; and (iii) the February 1995 amendment and restatement of the 1993 Credit Agreement (as so amended and restated, the "1995 Credit Agreement"), which provided a secured multi-currency, multi-borrower credit facility aggregating $1.0 billion, the proceeds of which were used to replace outstanding borrowings under the 1993 Credit Agreement.

    The 1995 Credit Agreement provides to American Standard Inc. and certain subsidiaries (the "Borrowers") an aggregate, secured facility of $1.0 billion available to all Borrowers as follows: (a) a $100 million U.S. Dollar Term Loan Facility (the "Term Loan Facility") which expires in 2000; (b) a $250 million U.S. Dollar Revolving Credit Facility and a $300 million Multi-currency Revolving Credit Facility (the "Revolving Facilities") which expire in 2002; and
(c) a $350 million Multi-currency Periodic Access Credit Facility (the "Periodic Access Facility") which expires in 2002.

    The 1995 Credit Agreement provides lower interest costs, increased borrowing capacity, less restrictive covenants and lower annual scheduled debt maturities through 2001. Each of the outstanding revolving loans is due at the end of each interest period (a maximum of six months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with applicable conditions of the 1995 Credit Agreement.

    After giving effect to the Offering and the 1995 Credit Agreement, the Company's total indebtedness (including short-term debt) was approximately $2,129 million, compared to $2,364 million at December 31, 1994, and the amounts of long-term debt maturing from 1995 through 1999 were: 1995-$40 million; 1996-$64 million; 1997-$70 million; 1998-$81 million; and 1999-$231 million.

    Borrowings under the Term Loan Facility bear interest at the London interbank offered rate ("LIBOR") plus 1.5% and borrowings under the Periodic Access Facility bear interest at LIBOR plus 1.75%. The Company pays a commitment fee of 0.375% per annum on the unused portion of the Revolving Facilities and a fee of 1.75% plus issuance fees for letters of credit. These rates are subject to reduction in the event the Company attains certain financial ratios.

    As a result of the redemption of debt in 1994 with the net proceeds of the October Borrowing and in 1993 as a result of a 1993 refinancing, 1994 and 1993 included extraordinary charges of $9 million and $92 million, respectively, related to the debt retired (including call premiums, the write-off of deferred debt issuance costs, and in 1993 the loss on cancellation of foreign currency swap contracts) on which there was no tax benefit (see Note 7). In addition, the first quarter of 1995 will include an extraordinary charge of $30 million in connection with the debt repayment resulting from the 1995 Refinancing.

    Short-term - At December 31, 1994, there were $38 million of short-term borrowings outstanding and $52 million of letters of credit outstanding under the 1993 Credit Agreement. Average borrowings under the revolving credit facilities available under bank credit agreements for 1994, 1993, and 1992 were $73 million, $39 million, and $14 million, respectively.

    The Revolving Facilities under the 1995 Credit Agreement provide for aggregate borrowings of up to $550 million for general corporate purposes, of which up to $200 million may be used for the issuance of letters of credit and $40 million of which is available for same-day short-term borrowings (Swingline Loans). Loans under the Revolving Facilities bear interest at the prime rate plus .75% or LIBOR plus 1.75% (subject to reduction in the event the Company attains certain financial ratios). After completing the 1995 Refinancing, there were $293 million of borrowings outstanding under the Revolving Facilities and $52 million of letters of credit. Availability under the Revolving Facilities was $205 million. The Revolving Facilities are short-term borrowings by their terms under the 1995 Credit Agreement, and since approximately $218 million of long-term debt under the 1993 Credit Agreement was replaced with loans under the Revolving Facilities, a significantly larger amount of debt will be classified as short-term subsequent to the 1995 Refinancing.

     Other short-term borrowings are available outside the United States under informal credit facilities and are typically a result of overdrafts. At December 31, 1994, the Company had $32 million of such foreign short-term debt outstanding at an average interest rate of 11.2% per annum. The Company also had an additional $50 million of unused foreign facilities. These facilities may be withdrawn by the banks at any time.

    Average short-term borrowings for 1994, 1993 and 1992 were $119 million, $118 million and $104 million, respectively, at weighted average interest rates of 9.40%, 8.97%, and 11.90%, respectively. Total short-term borrowings outstanding at December 31, 1994, 1993 and 1992 were $70 million, $38 million, and $99 million, respectively, at weighted average interest rates of 10.7%, 10.3%, and 12.5%, respectively.

    Long-term - Long-term debt was as follows:


                                                  1994              1993

 At December 31, (Dollars in millions)

 1993 credit agreement                          $940.0            $689.9
 9 1/4% sinking fund debentures, due in
   installments from 1997 to 2016                150.0             150.0
 10 7/8% senior notes due 1999                   150.0             150.0
 11 3/8% senior debentures due 2004              250.0             250.0
 9 7/8% senior subordinated notes due 2001       200.0             200.0
 10 1/2% senior subordinated discount
   debentures (net of unamortized
   discount of $221.4 million in 1994;
   $272.9 million in 1993) due in
   installments from 2003 to 2005                529.3             477.8
 14 1/4% subordinated discount debentures            -             175.0
 12 3/4% junior subordinated debentures
   (Note 11)                                         -             141.8
 Other long-term debt                             74.6              63.1
                                               2,293.9           2,297.6
 Less current maturities                         141.6             105.9
                                              $2,152.3          $2,191.7

    Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 1994, 1993, and 1992, were $2.9 million, $2.7 million, and $3.1 million, respectively. Cash interest paid for those same years on all outstanding indebtedness amounted to $186 million, $198 million, and $210 million, respectively.

    The 1993 Credit Agreement loans and effective weighted average interest rates in effect at December 31, were as follows:


                                                        1994              1993

 U.S. Dollar Equivalent (Dollars in millions)

 Periodic access loans:
British sterling loans at 8.59%
   in 1994; 7.85% in 1993                            $ 101.3           $  95.8
Deutschemark loans at 7.56%
   in 1994; 9.06% in 1993                               50.9              49.4
Canadian dollar loans at 8.44%
   in 1994; 6.5% in 1993                                 7.5              20.2
French franc loans at 8.00%
   in 1994; 9.17% in 1993                               14.9              18.5
Italian lira loans at 12.19% in 1993                       -               8.7
   Total periodic access loans                         174.6             192.6

 Term loans:
Tranche A U.S. dollar loans at 9.25%
   in 1994; 6.5% in 1993                               222.2             225.0
Tranche B Deutschemark loans
   at 7.31% in 1994; 7.88% in 1993                     136.0             172.3
Tranche C U.S. dollar loans at 8.40%
   in 1994; 6.01% in 1993                               82.2             100.0
Tranche D U.S. dollar loans at
   8.94% in 1994                                       325.0                 -
   Total term loans                                    765.4             497.3

 Total 1993 credit agreement long-term loans           940.0             689.9
 Revolver loans at 9.7% in 1994; 7.5% in 1993           38.0               7.0
 Total 1993 credit agreement loans                   $ 978.0           $ 696.9

    The 9 7/8% Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, on and after June 1, 1998, at redemption prices declining from 102.82% in 1998 to 100% on June 1, 2000, and thereafter. The 10 1/2% Senior Subordinated Discount Debentures may be redeemed at the Company's option, in whole or in part, on and after June 1, 1998, at redemption prices declining from 104.66% in 1998 to 100% on June 1, 2002, and thereafter. The payment of the principal and interest on the 9 7/8% Senior Subordinated Notes and on the 10 1/2% Senior Subordinated Discount Debentures (together the "Senior Subordinated Debt") is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the credit agreements, the 9 1/4% Sinking Fund Debentures, the 10 7/8% Senior Notes, and the 11 3/8% Senior Debentures (the said notes and debentures together the "Senior Securities").

    The 9 1/4% Sinking Fund Debentures are redeemable at the Company's option, in whole or in part, at redemption prices declining from 105.55% in 1994 to 100% in 2006 and thereafter. The 10 7/8% Senior Notes are not redeemable by the Company. The 11 3/8% Senior Debentures are redeemable at the option of the Company, in whole or in part, on or after May 15, 1997, at redemption prices declining from 105.69% in 1997 to 100% on May 15, 2002, and thereafter.

     Obligations under the 1995 Credit Agreement are guaranteed by American Standard Inc. and significant domestic subsidiaries of American Standard Inc. (with foreign borrowings also guaranteed by certain foreign subsidiaries) and are secured by U.S., Canadian, and U.K. properties, plant and equipment; by liens on receivables, inventories, intellectual property and other intangibles; and by a pledge of the stock of American Standard Inc. and nearly all shares of subsidiary stock. In addition, the obligations of American Standard Inc. under the Senior Securities are secured, to the extent required by the related indentures, by mortgages on the principal U.S. properties of American Standard Inc. equally and ratably with the indebtedness under the 1995 Credit Agreement.

    The 1995 Credit Agreement contains various covenants that limit, among other things, indebtedness, dividends on and redemption of capital stock of the Company, purchases and redemptions of other indebtedness of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, disposal of assets, the use of proceeds from asset sales and certain other business activities and require the Company to meet certain financial tests. In order to maintain compliance with the covenants and restrictions contained in previous bank credit agreements, the Company from time to time had to obtain waivers and amendments. The Company believes it is currently in compliance with the covenants of the 1995 Credit Agreement but may have to obtain similar waivers or amendments in the future.

    The indentures related to the Company's debentures and notes contain various covenants which, among other things, limit debt and preferred stock of the Company and its subsidiaries, dividends on and redemption of capital stock of the Company and its subsidiaries, redemption of certain subordinated obligations of the Company, the use of proceeds from asset sales and certain other business activities.

Note 11. Exchange of Exchangeable Preferred Stock

On June 30, 1993, in exchange for all of the Company's outstanding shares of 12 3/4% Exchangeable Preferred Stock, the Company issued $141.8 million of 12 3/4% Junior Subordinated Debentures Due 2003 to the holder of the Exchangeable Preferred Stock. Those debentures were sold by the holder in a registered public offering in August 1993. The Company received none of the proceeds of this offering. In November 1994 the debentures were redeemed with part of the proceeds of the October Borrowing.

Note 12. Fair Values of Financial Instruments

The carrying amounts and estimated fair values of selected financial instruments at December 31, 1994 are as follows:


 (Dollars in millions)                            Carrying          Fair
                                                  Amount            Value

 1993 credit agreement loans                      $940              $940
 10 7/8% senior notes                              150               152
 11 3/8% senior debentures                         250               257
 9 7/8% senior subordinated notes                  200               194
 10 1/2% senior subordinated
   discount debentures                             529               480
 9 1/4% sinking fund debentures                    150               136
 Other loans                                        75                75

    The fair values presented above are estimates as of December 31, 1994 and are not necessarily indicative of amounts the Company could realize or settle currently or indicative of the intent or ability of the Company to dispose of or liquidate such instruments.
    The following methods and assumptions were used by the Company in estimating the fair value of financial instruments held:

Long- and short-term debt - The fair values of the Company's 1993 Credit Agreement loans are estimated using indicative market quotes obtained from a major bank. The fair values of senior notes, senior debentures, senior subordinated notes, senior subordinated discount debentures and sinking fund debentures are based on indicative market quotes obtained from a major securities dealer. The fair values of other loans approximate their carrying value.

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Note 13. Related Party Transactions

Since 1988 the Company has paid Kelso an annual fee of $2.75 million for providing management consulting and advisory services. In December 1994 the Company paid Kelso a one-time fee of $20 million in connection with the amendment of certain agreements in anticipation of the Company's initial public offering including an amendment eliminating future payments of the $2.75 million annual fee, but providing for the continuation of such services. In June 1993 American Standard Inc. issued 1,000 shares of a new, non-voting Series A Preferred Stock, par value $.01 per share (with a liquidation value of $11,500), for $10,000 to an affiliate of Kelso & Company.

Note 14. Commitments and Contingencies

Future minimum rental commitments under the terms of all noncancellable operating leases in effect at December 31, 1994, were: 1995 - $32 million; 1996
- $29 million;  1997 - $22 million;  1998 - $16 million; 1999 - $12 million; and
thereafter - $38 million. Net rental expenses for operating leases were $45 million, $34 million, and $32 million for the years ended December 31, 1994, 1993, and 1992, respectively.

    The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of numerous sites. In those instances where it is probable that the Company will incur costs as a result of such proceedings which can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a material adverse effect on its consolidated financial position, cash flows or results of operations.

    The tax returns of the Company's German subsidiaries are currently under examination by the German tax authorities (see Note 7).

Note 15. Segment Data

Sales and operating income by geographic location for the years ended December 31, 1994, 1993, and 1992, are shown in the following tables. Identifiable assets are also shown as at years ended 1994, 1993, and 1992.


Segment data                                              1994      1993       1992

 Year Ended December 31, (Dollars in millions)

 Sales
 Air Conditioning Products                             $2,480    $2,100     $1,892
 Plumbing Products                                      1,218     1,167      1,170
 Automotive Products                                      759       563        730
   Total sales                                         $4,457    $3,830     $3,792
 Geographic distribution:
United States                                          $2,465    $2,096     $1,877
Europe                                                  1,572     1,315      1,588
Other                                                     550       483        392
Eliminations                                             (130)      (64)       (65)
   Total sales                                         $4,457    $3,830     $3,792
 Operating Income
 Air Conditioning Products                              $ 182      $133       $104
 Plumbing Products                                        111       108        108
 Automotive Products                                       62        41         88
   Total operating income (a)                           $ 355      $282       $300
 Geographic distribution:
United States                                           $ 168      $125       $ 96
Europe                                                    144       118        180
Other                                                      43        39         24
   Total operating income                                 355       282        300
 Financing and corporate items (b)                        370       363        352
 Loss before income taxes and extraordinary item          (15)      (81)       (52)
 Income taxes                                              62        36          5
 Loss before extraordinary item                         $ (77)    $(117)      $(57)

(a)Includes special charges of $40 million in 1994 applicable to consolidation of production facilities, employee severance, other cost reduction actions, and a provision for loss on the early disposition of certain assets; and $8 million in 1993 related to plant shutdowns and other cost reduction actions.

(b)Includes a one-time special charge of $20 million in 1994 incurred in connection with the amendment of certain agreements in anticipation of the Company's initial public stock offering.



Segment Data (continued)                                  1994      1993       1992

 Year Ended December 31, (Dollars in millions)

 Assets
 Air Conditioning Products                              $1,223    $1,167     $1,156
 Plumbing Products                                         957       960      1,002
Automotive Products                                        755       652        722
   Total identifiable assets                            $2,935    $2,779     $2,880
 Geographic distribution:
United States                                           $1,025    $1,013     $1,016
Europe                                                   1,343     1,196      1,370
Other                                                      567       570        494
   Total identifiable assets                             2,935     2,779      2,880
 Prepaid charges                                            64        82         61
 Future income tax benefits                                 22        25         33
 Cash and cash equivalents                                  93        53        113
 Corporate assets                                           42        52         49
   Total assets                                         $3,156    $2,991     $3,136
 Capital expenditures:
Air Conditioning Products                               $   45     $  38      $  33
Plumbing Products                                           55        46         48
Automotive Products                                         30        14         27
   Total capital expenditures                           $  130     $  98      $ 108
 Depreciation and amortization:
Air Conditioning Products                               $   51     $  53      $  55
Plumbing Products                                           64        49         49
Automotive Products                                         39        35         37
   Total depreciation and amortization                  $  154     $ 137      $ 141





                           Quarterly Data (Unaudited)
                              (Dollars in millions)

                                                      1994

                                     First      Second(a)    Third     Fourth(b)

 Sales                              $989.6      $1,130.5    $1,188.8   $1,148.6
 Cost of sales                       746.3         857.3       883.5      890.2
 Income (loss) before income taxes
   and extraordinary item              3.4           3.5        26.2      (48.3)
 Income taxes                         16.7          14.9        15.1       15.8
 Income (loss) before extraordinary
 item                                (13.3)        (11.4)       11.1      (64.1)
 Extraordinary loss on retirement
 of debt                                 -             -           -       (8.7)
   Net income (loss)                $(13.3)      $ (11.4)      $11.1    $ (72.8)


                                                      1993

                                     First      Second(c)    Third      Fourth

 Sales                              $879.4      $995.5      $976.5      $979.1
 Cost of sales                       650.5       754.5       727.7       769.9
 Income (loss) before income taxes and
   extraordinary item                 (9.5)      (28.2)        4.1       (46.9)
 Income taxes                          8.1         6.1         7.2        14.8
 Loss before extraordinary item      (17.6)      (34.3)       (3.1)      (61.7)
 Extraordinary loss on retirement
 of debt                                 -       (91.9)          -           -
   Net loss                        $ (17.6)   $ (126.2)    $ (3.1)     $ (61.7)

(a) Results for the second quarter of 1994 included pre-tax charges of $40 million ($34 million after tax) related to employee severance, consolidation of production facilities, the implementation of cost reduction actions, and a provision for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives.

(b)  The fourth  quarter  of 1994  included  a  one-time  special  charge of $20
     million  in  connection  with  the  amendment  of  certain   agreements  in
     anticipation of the initial public offering of the Company's common stock.

(c) The second quarter of 1993 included $8 million of charges for plant shutdowns and other cost reduction actions.

IEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.


                                    PART III


Not required under reduced disclosure format as contemplated by General Instruction J to Form 10-K.




                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) 1 and 2.   Financial statements and financial statement schedules

            The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 40 of this annual report on Form 10-K.

               3.       Exhibits

            The exhibits are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)  Reports on Form 8-K for the quarter ended December 31, 1994.

            None

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                          American Standard Inc.
                                               By:   /s/  Emmanuel A. Kampouris
                                                        (Emmanuel A. Kampouris)
                Chairman, President and Chief Executive Officer
March 31 , 1995

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1995:


/S/  Emmanuel A.  Kampouris
(Emmanuel A.  Kampouris)         Chairman, President and Chief Executive
                                 Officer; Director(Principal Executive Officer)

/s/  Fred A.  Allardyce
(Fred A.  Allardyce)               Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

/S/  G.  Ronald Simon
(G.  Ronald Simon)                 Vice President and Controller
                                   (Principal Accounting Officer)

/s/  Steven E.  Anderson
(Steven E.  Anderson)              Director

/s/  Horst Hinrichs
(Horst Hinrichs)                   Director

/S/  George H.  Kerckhove
(George H.  Kerckhove)              Director

/s/  Shigeru Mizushima
(Shigeru Mizushima)                Director

/s/  Frank T.  Nickell
(Frank T.  Nickell)                Director

/s/  Roger W.  Parsons
(Roger W.  Parsons)                Director

/s/  J.  Danforth Quayle
(J.  Danforth Quayle)              Director

/s/  David  M.  Roderick
(David M.  Roderick)               Director

/s/  John Rutledge
(John Rutledge)                    Director

/s/  Joseph S.  Schuchert
(Joseph S.  Schuchert)             Director

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS






1. Financial Statements
Consolidated Balance Sheet at
   December 31, 1994, and 1993                                          15
Years ended December 31, 1994, 1993, and 1992:
   Consolidated Statement of Operations                                 14
   Consolidated Statement of Cash Flows                                 16
   Consolidated Statement of Stockholders' Deficit                      17
Notes to Financial Statements                                         18-34
Segment Data                                                          35-36
Quarterly Data (Unaudited)                                              37
Report of Independent Auditors                                          13




2. Financial statement schedule, years ended
   December 31, 1994, 1993, and 1992                                   40

VIII Valuation and Qualifying Accounts                                 42

   All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

               REPORT OF INDEPENDENT AUDITORS

   We have audited the consolidated financial statements of American Standard Inc. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 16, 1995 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of American Standard Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    Ernst & Young LLP


    New York, New York
    February 16, 1995




                    SCHEDULE  VIII - VALUATION  AND  QUALIFYING  ACCOUNTS
                       Years ended December 31, 1994, 1993, and 1992
                                 (Dollars in thousands)

      Description                                                            Foreign
                           Balance    Additions                              Currency     Balance
                         Beginning   Charged to                    Other     Translation  End of
                         of Period    Income      Deductions     Changes     Effects     Period

1994:
Reserve deducted from
assets:
Allowance for doubtful
accounts receivable     $   15,666    $10,208   $  (6,868)(A)$      533     $    30   $ 19,569

==============================================================================================
Reserve for
post-retirement          $ 387,038     $44,352   $(23,062)(B)  $  3,188(C) $ 26,192  $437,708
benefits
==============================================================================================
1993:
Reserve deducted from
assets:
Allowance for doubtful
accounts receivable     $   12,827    $10,118    $ (6,584)(A) $       -   $   (695) $ 15,666

=============================================================================================
Reserve for
post-retirement          $ 368,868     $48,827   $(25,815)(B)   $11,832(D)$(16,674) $387,038
benefits
=============================================================================================
1992:
Reserve deducted from
assets:
Allowance for doubtful
accounts receivable      $  14,667     $ 6,489  $  (7,262)(A)  $      -    $(1,067)  $ 12,827

=============================================================================================
Reserve for
post-retirement           $357,878     $47,374   $(24,495)(B) $       -   $(11,889)  $368,868
benefits
=============================================================================================

The reserve for postretirement benefits excludes the activity for currently funded U.S.
pension plans.
(A) Accounts charged off.
(B) Payments made during the year.
(C) Includes $3 million reduction in minimum pension liability  primarily offset by $5 million from acquisition of new business.
(D) Includes $19 million  increase in minimum pension  liability  offset by a $7 million reduction resulting from curtailment of  certain plans.

AMERICAN STANDARD INC.

                               INDEX TO EXHIBITS

                  (Item 14(a)3 - Exhibits Required by Item 601
                   of Regulation S-K and Additional Exhibits)


(The Commission File Number of American Standard Inc., the Registrant (sometimes hereinafter referred to as the "Company"), and for all Exhibits incorporated by reference, is 1-470, except those Exhibits incorporated by reference in filings made by American Standard Companies Inc. (formerly named ASI Holding Corporation) ("Holding") whose Commission File Number is 1-11415; prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding's Commission File Number was 33-23070.)

     (3) (i) Restated Certificate of Incorporation of American Standard Inc. (the "Company"); previously filed as Exhibit (3) (i) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

         (ii) Certificate of Designation, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series A Preferred Stock; previously filed as Exhibit (3) (ii) in the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (iii) Certificate of Elimination with respect to Exchangeable Preferred Stock, dated September 22, 1994.

         (iv) By-laws of the Company; previously filed as Exhibit (3) (ii) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

(4) (i) Indenture, dated as of November 1, 1986, between the Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit (4)
(iii) in the Company's Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

     (ii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the "Resigning Trustee") and Wilmington Trust Company (the "Successor Trustee"), relating to resignation of the Resigning Trustee and appointment of the Successor Trustee under the Indenture referred to in Exhibit (4) (i) above; previously filed as Exhibit (4) (ii) in Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (iii) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $150,000,000; previously filed as Exhibit (4) (i) in the Company's Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

     (iv) Form of 10-7/8% Senior Notes due 1999 included as Exhibit A to the Indenture described in (4) (iii) above.

         (v) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; previously filed as Exhibit (4) (iii) by the Company's Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

     (vi) Form of 11-3/8% Senior Debentures due 2004 included as Exhibit A to the Indenture described in (4) (v) above.

         (vii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit
(4) (xxxi) in Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (viii) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due

                  2001 included as Exhibit A to the Form of Indenture referred to in (4) (vii) above.

         (ix) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit (4) (xxxiii) in Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (x) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount Debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4) (ix) above.

         (xi) Assignment and Amendment Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company, Bankers Trust Company, as agent under the 1988 Credit Agreement, the financial institutions named as Lenders in the 1988 Credit Agreement and certain additional Lenders and Chemical Bank, as Administrative Agent and Arranger; previously filed as Exhibit
(4) (xiii) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference..

         (xii) Credit Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent and Arranger; Bankers Trust Company, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Deutsche Bank AG, The Long-Term Credit Bank of Japan, Ltd., New York Branch, and NationsBank of North Carolina, N.A., as Managing Agents, and Banque Paribas, Citibank, N.A., and Compagnie Financiere de CIC et de l'Union Europeenne, New York Branch, as Co-Agents; previously filed as Exhibit (4) (xiv) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (xiii) First Amendment, Consent and Waiver, dated as of February 10, 1994, to the Credit Agreement referred to in (4) (xii) above; previously filed as Exhibit (4) (xvii) in the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xiv) Second Amendment, dated as of October 21, 1994, to the Credit Agreement referred to in paragraph (4) (xii) above; previously filed as Exhibit
(4) (xviii) in Registration Statement No. 33-56409 of Holding under the Securities Act of 1933, as amended, filed November 10, 1994, and herein incorporated by reference.

         (xv) Assignment and Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company, and the financial institutions listed in Schedule I thereto (the Original Lenders); the financial institutions listed in Schedule II thereto (the Continuing Lenders), including Chemical Bank as Administrative Agent for the Original Lenders and Continuing Lenders and as Collateral Agent for the Original Lenders and Continuing Lenders; copy of Assignment and Amendment Agreement is being filed as Exhibit (4) (xvi) by Holding in its Form 10-K for the fiscal year ended December 31, 1994 concurrently with the filing of the Company's Form 10-K for the same year and herein incorporated by reference.

         (xvi) Amended and Restated Credit Agreement, dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent; Citibank, N.A. and NationsBank, N.A. (Carolinas), as Senior Managing Agents; Bank of America Illinois, The Bank of Nova Scotia, Bankers Trust Company, The Chase Manhattan Bank, N.A., Compagnie Financiere de CIC et de L'Union Europeenne, Credit Suisse, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Long-Term Credit Bank of Japan, Limited and The Sumitomo Bank, Ltd., as Managing Agents; and The Bank of New York, Canadian Imperial Bank of Commerce, The Fuji Bank, Limited and The Sanwa Bank Limited, as Co-Agents, with exhibits but without schedules. (This Amended and Restated Credit Agreement replaces the Credit Agreement dated as of June 1, 1993 (the "1993 Credit Agreement"), referred to in Exhibit (4) (xii) above, but the Security documents and the Guarantee Documents entered into pursuant to the 1993 Credit Agreement continue in force and effect as amended by the Credit Documents Amendment Agreement dated as of February 9, 1995 described in Exhibit (4) (xvii) below; copy of Amended and Restated Credit Agreement is being filed as exhibit (4)
(xvii) by Holding in its Form 10-K for the fiscal year ended December 31, 1994 concurrently with the filing of the Company's Form 10-K for the same year and herein incorporated by reference.

     (xvii) Credit Documents Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain domestic and foreign subsidiaries of the Company, and Chemical Bank, as Administrative Agent and as Collateral Agent for the Lenders under the Amended and Restated Credit Agreement dated as of February 9, 1995, described in Exhibit (4) (xvi) above; copy of Credit Documents Amendment Agreement is being filed as Exhibit (4) (xviii) by Holding in its Form 10-K for the fiscal year ended December 31, 1994 concurrently with the filing of the Company's Form 10-K for the same year and herein incorporated by reference.

         (xviii) Stockholders Agreement, dated as of July 7, 1988, as amended as of August 1, 1988, among Holding, Kelso ASI Partners, L.P., and the Management Stockholders named therein; previously filed as Exhibit 4.19 in Amendment No. 2 in the Registration Statement No. 33-23070 of Holding under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (xix) Amendment to Section 2.1 of the Stockholders Agreement referred to in paragraph (4) (xviii) above, effective as of January 1, 1991; previously filed as Exhibit (4) (xxvii) by Holding in its Form 10-K for the fiscal year ended December 31, 1992, and herein incorporated by reference.

         (xx) Supplement and Amendment dated as of September 4, 1991 to the Stockholders Agreement, dated as of July 7, 1988, as amended, referred to in paragraph (4) (xviii) above; previously filed as Exhibit (4) (ii) by Holding in its Form 10-Q for the quarter ended September 30, 1991, and herein incorporated by reference.

         (xxi) Amended Section 6.1 of the Stockholders Agreement referred to in paragraph (4) (xviii) above, effective as of September 2, 1993; previously filed as Exhibit (4) (xxi) by Holding in its Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xxii) Revised Schedule of Priorities effective as of November 21, 1994, as adopted by the Board of Directors of Holding, pursuant to the Stockholders Agreement referred to in paragraph (4) (xviii) above; copy of revised schedule is being filed as Exhibit (4) (xxiii) by Holding in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Company's Form 10-K for the same year, and herein incorporated by reference.

     (xxiii) Amended and Restated Stockholders Agreement, dated as of December 2, 1994, among Holding, Kelso ASI Partners, L.P. and the Management Stockholders named therein; previously filed as Exhibit (4) (xxi) in Amendment No. 1 to Holding's Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

         (xxiv) Form of Rights Agreement, dated as of January 5, 1995 between Holding and Citibank, N.A. as Rights Agent; copy of Rights Agreement is being filed as Exhibit (4) (xxv) by Holding in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of the Company's Form 10-K for the same year, and herein incorporated by reference.

     (10) *(i) American Standard Inc. Long-Term Incentive Compensation Plan, as amended and restated as of February 3, 1995.

     (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and Supplemental Incentive Plan, as amended and restated as of February 3, 1995.

         (iii) American Standard Inc. Annual Incentive Plan; previously filed as Exhibit (10) (vii) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

         (iv) American Standard Inc. Management Partners' Bonus Plan effective as of July 7, 1988; previously filed as Exhibit (10) (i) in the Company's Form 10-Q for the quarter ended September 30, 1988, and herein incorporated by reference; amendments to Plan adopted on June 7, 1990, previously filed as Exhibit (4) (ii) in the Company's Form 10-Q for the quarter ended June 30, 1990, and herein incorporated by reference.

         * Items in this series 10 consist of management contracts or compensatory plans or arrangements with exception of (10) (x) and (xi).
         (v) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through December 31, 1993; previously filed as Exhibit (10) (vii) in the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

     (vi) American-Standard Employee Stock Ownership Plan, as amended and restated as of January 1, 1994.

     (vii) Amendment No. 1 to American Standard Employee Stock Ownership Plan described in Exhibit (10) (vi) above, authorized December 1, 1994.

     (viii) Amendment No. 2 to American Standard Employee Stock Ownership Plan described in Exhibit (10) (vi) above, authorized March 2, 1995.

     (ix) American-Standard Employee Stock Ownership Trust Agreement, dated as of December 1, 1991, between ASI Holding Corporation and Fidelity Management Trust Company (as successor to Citizens & Southern Trust company (Georgia), N.A.), as trustee; previously filed as Exhibit (10) (xiv) in the Company's Form 10-K for the fiscal year ended December 31, 1991, and herein incorporated by reference.

         (x) Consulting Agreement made July 1, 1988, with Kelso & Company, L.P. concerning general management and financial consulting services to the Company; previously filed as Exhibit (10) (xviii) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

         (xi) Agreement, dated as of December 2, 1994, among Holding, the Company and Kelso & Company, L.P., amending the Consulting Agreement referred to in paragraph (10) (x) above; previously filed as Exhibit (10) (xi) in Amendment No. 1 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

     (xii) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995.

         (xiii) ASI  Holding  Corporation  1989  Stock  Purchase  Loan  Program;
previously filed as Exhibit (10) (i) in Holding's Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

         (xiv) Corporate Officers Severance Plan adopted in December, 1990, effective April 27, 1991; previously filed as Exhibit (10) (xix) in the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (xv) Estate Preservation Plan adopted in December, 1990; previously filed as Exhibit (10) (xx) in the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (xvi) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10) (xv) above; previously filed as Exhibit (10) (xvii) in the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xvii) Summary of terms of Unfunded Deferred Compensation Plan, adopted December 2, 1993; previously filed as Exhibit (10) (xviii) in the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

     (xviii) American Standard Inc. and Subsidiaries 1994-1995 Supplemental Incentive Compensation Plan (formerly named TNE Incentive Plan), as amended through February 3, 1995.

(27)              Financial Data Schedule.