Form 10-Q
period 1995-06-30
AMERICAN STANDARD INC
filed 1995-08-14
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                                                       OR

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



                                                                X Yes No
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at
               July 31, 1995                                            1,000
                                                                      (shares)

                         PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

      The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months and six months ended June 30, 1995 and 1994 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair representation of financial data for those periods have been included. Results for the first three- and six-month periods of 1995 are not necessarily indicative of results for the entire year.

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF OPERATIONS

                             (Dollars in millions)


                                          Three Months Ended   Six Months Ended
                                               June 30,             June 30,
                                           1995       1994    1995       1994

SALES                                   $1,370.8   $1,130.5  $2,594.0  $2,120.1
                                        --------   --------   -------- --------
COST AND EXPENSES
  Cost of sales                          1,008.5      857.3   1,917.6   1,603.6
  Selling and administrative expenses      215.1      196.9     415.7     366.5
  Other expense                              8.4        8.2      19.1      14.4
  Interest expense                          53.8       64.6     111.2     128.7
                                       ---------   --------  --------  --------
                                         1,285.8    1,127.0   2,463.6   2,113.2
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                        85.0        3.5     130.4       6.9
Income taxes                                35.5       14.9      54.4      31.6

INCOME (LOSS) BEFORE  EXTRAORDINARY ITEM    49.5      (11.4)     76.0    (24.7)
Extraordinary loss on retirement of debt       -          -      30.1
                                        --------   --------  --------   -----

NET INCOME (LOSS)                  $       49.5   $   (11.4) $   45.9  $ (24.7)
                                     ==========   =========    ======   =======



                             See accompanying notes

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED SUMMARY BALANCE SHEET
                             (Dollars in millions)

                                                        June 30,   December 31,
                                                          1995        1994
CURRENT ASSETS
Cash and cash equivalents                             $   26.5    $   92.7
Accounts receivable                                      758.4       595.2
Inventories
    Finished products                                    235.6       160.2
    Products in process                                   97.8        82.5
    Raw materials                                         98.5        80.5
                                                         431.9       323.2
Other current assets                                      67.2        53.4
TOTAL CURRENT ASSETS                                   1,284.0     1,064.5

FACILITIES, less accumulated depreciation;
    June 1995 - $501.4; Dec. 1994 - $430.2               833.4       812.7
GOODWILL                                               1,088.1     1,053.0
OTHER ASSETS                                             219.8       225.9
                                                      --------    --------
TOTAL ASSETS                                          $3,425.3    $3,156.1
                                                      ========    ========
CURRENT LIABILITIES
Loans payable to banks                                   296.1        70.3
Current maturities of long-term debt                      66.4       141.6
Accounts payable                                         378.5       350.5
Accrued payrolls                                         169.4       140.3
Other accrued liabilities                                425.4       366.0
                                                      --------    --------
TOTAL CURRENT LIABILITIES                              1,335.8     1,068.7

LONG-TERM DEBT                                         1,757.3     2,152.3
RESERVE FOR POSTRETIREMENT BENEFITS                      487.8       437.7
OTHER LIABILITIES                                        296.2       273.6
TOTAL LIABILITIES                                      3,877.1     3,932.3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                        --          --
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                           --          --
Capital surplus                                          504.4       214.6
Accumulated deficit                                     (790.5)     (836.4)
Foreign currency translation effects                    (163.0)     (151.7)
Minimum pension liability adjustment                      (2.7)       (2.7)
                                                       --------    --------

TOTAL STOCKHOLDER'S DEFICIT                             (451.8)     (776.2)
                                                      --------    --------
                                                      $3,425.3    $3,156.1
                                                      ========    ========



                             See accompanying notes

                                     AMERICAN STANDARD INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS
                                              (Dollars in millions)
                                                              Six Months Ended
                                                                 June 30,
                                                           1995           1994
                                                       --------        --------
Cash provided (used) by:
  Operating activities:
    Income (loss) before extraordinary item              $   76.0       $(24.7)
    Depreciation (including asset loss provision in 1994)    55.8         68.7
    Amortization of goodwill                                 16.6         15.4
    Non-cash interest                                        28.5         26.0
    Amortization of debt issuance costs                       3.2          7.3
    Non-cash stock compensation                              15.2         14.6
    Changes in assets and liabilities:
      Accounts receivable                                  (148.8)       (92.5)
      Inventories                                           (96.7)       (69.3)
      Accounts payable and other accruals                   109.7         77.9
      Other assets and liabilities                           24.6         17.5
  Net cash provided by operating activities                  84.1         40.9

  Investing activities:
    Purchases of property, plant and equipment              (56.3)       (32.4)
    Investments in affiliated companies                     (17.1)       (12.6)
    Other                                                    10.6          9.0
  Net cash used by investing activities                     (62.8)       (36.0)
                                                        ---------     --------

  Financing activities:
    Capital contribution from parent                       269.2            -
    Loan from parent                                         4.8            -
    Proceeds from issuance of long-term debt               450.5          6.1
    Repayments of long-term debt                          (988.0)       (65.1)
    Net change in revolving credit facility                197.7         53.7
    Net change in other short-term debt                     (5.4)        (6.1)
    Purchases of parent company common stock                (3.4)        (5.5)
    Other                                                  (13.3)           -
                                                         --------      -------
  Net cash used by financing activities                    (87.9)       (16.9)
                                                         --------      -------

Effect of exchange rate changes on cash and
  cash equivalents                                            .4          2.0
                                                         --------      --------
Net decrease in cash and cash equivalents                  (66.2)       (10.0)
Cash and cash equivalents at beginning of period            92.7         53.2
                                                         -------       -------
Cash and cash equivalents at end of period              $  26.5        $ 43.2
                                                        =======         ======



                             See accompanying notes

                    AMERICAN STANDARD INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  The 1995 Refinancing

         As described in Notes 2 and 10 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1994, the Company completed a major refinancing (the "1995 Refinancing") in the first quarter of 1995, including the initial public offering of common stock (the "IPO") by American Standard Companies Inc. (the parent of American Standard Inc.) and an amended and restated credit agreement (the "1995 Credit Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Note 2.  Tax Matters

        As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Note 3.  Proposed Offering of Common Stock

        On August 1, 1995, the Company's parent, American Standard Companies Inc., announced its intention to file with the Securities and Exchange Commission a registration statement relating to a secondary offering of 17.5 million shares (plus an underwriters' over-allotment option of up to 2.625 million shares), substantially all of which shares are owned by Kelso ASI Partners, L.P., the Company's majority stockholder. All of the shares to be sold in the offering are previously issued and outstanding shares, and the Company will receive no proceeds from the offering.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Operating results improved significantly in the second quarter and first six months of 1995 compared with the second quarter and first six months of 1994, due principally to volume increases in the Air Conditioning Products and Automotive Products segments. As a result of the Company's leveraged buyout in 1988, the results of operations include the effects of purchase accounting and reflect a highly leveraged capital structure.

                        SUMMARY SEGMENT AND INCOME DATA
                  (Dollars in millions except per share data)
                                  (Unaudited)



                                           Three Months Ended  Six Months Ended
                                               June 30,            June 30
                                               --------            -------
                                            1995    1994      1995      1994
                                            ----    ----      ----      ----
SALES:
  Air Conditioning Products              $   782   $ 648    $1,425    $1,168
  Plumbing Products                          322     301       645       597
  Automotive Products                        267     181       524       355
                                        --------     ---  --------   -------

  Total  sales                            $1,371  $1,130    $2,594    $2,120
                                          ======  ======    ======    ======


OPERATING INCOME:
  Air Conditioning Products                $  86   $  66    $  128    $   98
  Plumbing Products                           32      21        73        59
  Automotive Products                         44       2        87        20
                                          ------  ------   -------   -------
  Total  operating income                    162      89       288       177

Interest expense                              54      65       111(a)    129
Corporate items                               23      20        47        41
                                        --------  -------    -----   -------

Income before income taxes and
  extraordinary item                          85      4       130          7
Income taxes                                  35     15        54         32
                                          -------   ----     ----    -------
Income (loss) before extraordinary item   $   50   $(11)   $   76     $ (25)
                                          =======   ====   ======     ======

(a) Had the initial public offering of the common stock of the Company's parent, American Standard Companies, Inc., and related debt refinancing occurred on January 1, 1995, interest expense for the first six months of 1995 would have been reduced by $4 million.

         Operating income for the three months and six months ended June 30, 1994, included charges of $26 million related to employee severance, the consolidation of production facilities and the implementation of other cost reduction actions. In those same periods the Company also provided $14 million of reserves for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives.


     Results of Operations for the Second Quarter and First Six Months of 1995 Compared with the Second Quarter and First Six Months of 1994

Operating Review

         Consolidated sales for the second quarter of 1995 were $1,371 million, an increase of $241 million, or 21% (17% excluding the favorable effects of foreign exchange), from $1,130 million in the second quarter of 1994. Sales increased for all three segments with gains of 21% for Air Conditioning Products, 7% for Plumbing Products and 48% for Automotive Products. Consolidated operating income for the second quarter of 1995 was $162 million, an increase of $73 million, or 82% (72% excluding the favorable effects of foreign exchange), from $89 million in the second quarter of 1994. Excluding the $40 million of special charges (described above) from the second quarter of 1994, operating income improved 26% in the 1995 quarter from an adjusted operating income of $129 million in the comparable 1994 period. Excluding such special charges operating income increased 18% for Air Conditioning Products and 175% for Automotive Products, but declined 20% for Plumbing Products.

         Consolidated sales for the first half of 1995 were $2,594 million, an increase of $474 million, or 22% (18% excluding the favorable effects of foreign exchange), from $2,120 million in the first half of 1994. Sales increased for all three segments with gains of 22% for Air Conditioning Products, 8% for Plumbing Products and 48% for Automotive Products. Consolidated operating income for the first half of 1995 was $288 million, an increase of $111 million, or 63% (54% excluding the favorable effects of foreign exchange), from $177 million in the first half of 1994. Excluding the $40 million of special charges from the 1994 period, operating income improved 33% in the first half of 1995 from an adjusted operating income of $217 million in the comparable 1994 period. Excluding such special charges operating income increased 22% for Air Conditioning Products and 156% for Automotive Products, but declined 6% for Plumbing Products.

         Sales of Air Conditioning Products increased 21% (with little effect from foreign exchange) to $782 million for the second quarter of 1995 from $648 million for the comparable quarter of 1994, as a result of strong gains in U.S. and international sales of applied and unitary commercial systems. Markets in the United States continued to improve in 1995 in both the commercial new-construction and the commercial and residential replacement markets. Sales of commercial products in the United States increased 15% because of improved markets, demand for chiller replacement (accelerated because of the impending ban on CFC refrigerant production), gains in market share and increased sales of newer, higher-efficiency products. Residential sales were up 15% due to increased purchases by distributors in anticipation of peak summer demand and favorable product shifts (to heat pumps from cooling units and to outdoor from indoor equipment). International sales of Air Conditioning Products for the second quarter of 1995 increased principally because of volume increases in the Far East, Europe and Latin America. Sales for Air Conditioning Products in the first half of 1995 increased by 22% to $1,425 million from $1,168 million in the first half of 1994, for the reasons cited for the second quarter.

         Operating income of Air Conditioning Products increased 30% (with little effect from foreign exchange) to $86 million in the second quarter of 1995 from $66 million in the second quarter of 1994. Excluding special charges of $7 million from the second quarter of 1994, operating income increased 18%. This improvement primarily reflected expanded commercial product sales in the United States and improved results in international operations (principally Europe), as well as a small gain in the Far East on the reorganization and sale of certain Hong Kong operations in connection with establishing joint ventures directly in the People's Republic of China. Operating income for residential products declined because of lower prices (due to competitive pressures) and increased raw material costs. First-half 1995 operating income, excluding the special charges of 1994, was up 22% primarily for the reasons mentioned for the second quarter.

         Sales of Plumbing Products increased 7% (4% excluding the favorable effects of foreign exchange) to $322 million in the second quarter of 1995 from $301 million in the second quarter of 1994. The exchange-adjusted improvement resulted from a sales increase of 19% for U.S. operations, while international operations were flat compared with the second quarter of the prior year. Sales in the United States increased as a result of higher volumes in both wholesale and retail market channels offset partly by an unfavorable shift in sales mix to lower-priced products. For international operations, sales increases in Italy, the United Kingdom ("U.K."), the Philippines and Thailand (primarily from higher volumes) were offset by sales decreases in Germany and France (as markets softened unexpectedly during the quarter), in Mexico and Canada (because of poor economic conditions) and in South Korea (due to lower exports). Sales of Plumbing Products for the six months ended June 30, 1995, increased 8% (5% excluding foreign exchange effects) to $645 million from $597 million in the first half of 1994, primarily for the reasons described for the second quarter.

         Operating income of Plumbing Products for the second quarter of 1995 was $32 million, an increase of 52% (34% excluding the positive effects of foreign exchange) compared with $21 million for the second quarter of 1994. Excluding both foreign exchange effects and the special charges of $19 million from the second quarter of 1994, operating income declined 26%, principally due to a 29% decline for international operations which was partly offset by a small improvement for U.S. operations. For international operations, operating income, as so adjusted for such special charges, declined primarily because of the market weakness in Germany and France, lower results in Canada and Mexico, costs associated with implementation of manufacturing process improvements as well as start-up expenses of new Far East operations. In addition, because Italian and U.K. operations purchase products from Germany, the strength of the Deutschemark against Italian and U.K. currencies resulted in Italian and U.K. product cost increases not being fully recovered through pricing. In the United States, adjusted second quarter results improved modestly due to the higher volumes, partly offset by the effect of an unfavorable product mix, the inability to fully recover material and labor cost increases due to competitive pressures, and the ongoing costs of implementation of process improvements. Operating income for Plumbing Products for the first half of 1995 was $73 million, an increase of 24% from $59 million in the first half of 1994. Excluding both foreign exchange effects and special charges, operating income in the first half of 1995 decreased 13%, primarily for the reasons cited for the second quarter.

         Sales of Automotive Products for the second quarter of 1995 were $267 million, an increase of 48% (30% excluding the favorable effects of foreign exchange) from $181 million in the second quarter of 1994. Unit volume of truck and bus production in Western Europe improved 26% and aftermarket sales grew approximately 22%. The foreign exchange-adjusted sales increase was the result of significantly higher volumes, led by Germany and France reflecting the increased commercial vehicle production in Western Europe, the U.K. as a result of the growing utility vehicle business in that country and in Brazil as a result of a 29% increase in truck production. Sales also increased in all other major markets in which the Company has operations. Sales for the first six months of 1995 were $524 million, an increase of 48% (30% excluding the favorable effects of foreign exchange) from $355 million in the first half of 1994, for the reasons described for the second quarter.

         Operating income for Automotive Products increased to $44 million in the 1995 quarter, an increase of 138% excluding both the favorable effects of foreign exchange and special charges of $14 million from the second quarter of 1994. This significant increase was primarily attributable to the substantially higher sales volume in improved markets in nearly all European countries and Brazil, as well as higher margins due to increasing benefits of the implementation of manufacturing process improvements, a reduced salaried work force and other cost reductions. Operating income for the first six months of 1995 was $87 million, an increase of 122% excluding both the favorable effects of foreign exchange and special charges from the 1994 period, for the reasons cited for the second quarter.


Financial Review

         Interest expense decreased by $11 million in the second quarter and by $18 million in the first half of 1995 compared to the year-earlier periods primarily as a result of reduced debt balances due to application of the net proceeds from the IPO and lower overall interest costs (see "Liquidity and Capital Resources"). Corporate items increased moderately both in the second quarter and the first half of 1995 primarily because of higher accretion expense related to postretirement benefits as well as expenses of a corporate advertising campaign initiated in 1995.

         The income tax provisions for the three months and six months ended June 30, 1995, were $35 million and $54 million, respectively, on income before income taxes and extraordinary item of $85 million for the quarter and $130 million for the six months. The income tax provisions for the three months and six months ended June 30, 1994, were $15 million and $32 million, respectively, on income before income taxes and extraordinary item of $4 million and $7 million, in the respective periods. These provisions reflected the taxes payable on profitable foreign operations, offset partly in the 1995 periods by tax benefits from U.S. and certain foreign net operating losses. The unusual relationship between the pre-tax results and the tax provision for both 1994 periods is explained by tax rate differences and withholding taxes on foreign earnings as well as by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and of the share allocations made by the Company's Employee Stock Ownership Plan ("ESOP"). Through 1994 the ESOP allocations were made from a plan established in 1988 through a reversion of excess pension plan assets. In 1995 and future years, Company contributions to fund ESOP allocations should be tax deductible.

         As a result of the repayment of debt in the first quarter of 1995 upon completion of the 1995 Refinancing (see "Liquidity and Capital Resources"), the six month period ended June 30, 1995, included an extraordinary charge of $30 million attributable to the write-off of unamortized debt issuance costs, for which no tax benefit was available.

Cash Flows

         Net cash provided by operating activities, after cash interest paid of $85 million, was $84 million for the first half of 1995 compared with $41 million for the first half of 1994. The $43 million increase resulted primarily from improved operating results. The Company made capital expenditures of $73 million for the first half of 1995, including $17 million of investments in affiliated companies (compared with capital expenditures of $45 million for the first half of 1994, including $13 million of investments in affiliated companies). Inventories and receivables increased during the first half of 1995 reflecting the increased sales volume and the seasonal pattern typical of the first six months. The principal financing activities during the first six months of 1995 were related to the 1995 Refinancing described in "Liquidity and Capital Resources".

Liquidity and Capital Resources

         In the first quarter of 1995 the Company completed the 1995 Refinancing which reduced the amount of debt outstanding, will significantly lower future interest costs and provides less restrictive covenants. The net proceeds from the IPO, totaling approximately $281 million, were used to repay indebtedness and the proceeds of the 1995 Credit Agreement, which provided a secured multi-currency, multi-borrower credit facility aggregating $1.0 billion, replaced outstanding borrowings under the Company's previous bank credit agreement. Had the IPO and the 1995 Credit Agreement been completed as of January 1, 1995, interest expense would have been reduced by $4 million and income before extraordinary item would have been $80 million ($1.06 per share) for the first half of 1995.

         The 1995 Credit Agreement provides reduced borrowing rates, increased borrowing capacity, less restrictive covenants and lower annual scheduled debt maturities through 2001. The Company believes that the amounts available from operating cash flows and funds available under revolving facilities (the "Revolving Facilities") will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future.

         As of June 30, 1995, the Company had outstanding borrowings of $261 million under the Revolving Facilities. There was $237 million available under the Revolving Facilities after reduction for borrowings and for $52 million of letters of credit usage. In addition the Company's foreign subsidiaries had approximately $62 million available (after reduction for borrowings of $35 million) under overdraft facilities which can be withdrawn by the banks at any time. The Revolving Facilities are short-term borrowings by their terms under the 1995 Credit Agreement, and since a portion of the long-term debt under the Company's previous bank credit agreement was replaced with borrowings under the Revolving Facilities, a significantly larger portion of debt is classified as short-term.

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

         As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994, there are pending German Tax issues for the years 1984 through 1990. During the first quarter of 1995, the Company received the first of two expected reports of the German tax authorities on audit findings for tax years 1984 through 1990. This first report was silent on one of the major issues under audit which had represented over one-third of the potential total adjustments that the Company earlier anticipated the German tax authorities might propose for the years 1984 through 1990. While there can be no assurance, the Company believes it is now unlikely that this issue will be pursued further by the German tax authorities.

         During the second quarter of 1995, the Company received the second report on audit findings for tax years 1988 through 1990. On the basis of the second report, and assuming that the matter is not first resolved by administrative appeals procedures, the remaining proposed adjustments could ultimately lead to litigation regarding disputed taxes (principally for the 1988 through 1990 period) of up to approximately $80 million (using June 30, 1995 exchange rates), plus interest. In addition, significant transactions similar to those which gave rise to the possible adjustments referred to above occurred in years subsequent to 1990. If the German tax authorities should continue to propose adjustments for the 1988-1990 period, they might, after future tax audits, also propose tax adjustments for years 1991-1993, that could be as much as 50% higher than the comparable adjustments for the years 1988 through 1990. American Standard, on the basis of the opinion of German legal counsel, Meilicke & Partner, believes the tax returns are substantially correct as filed and any such adjustments would be inappropriate and intends to contest vigorously any adjustments which have been or may be assessed. Accordingly, the Company has not recorded any loss contingency at June 30, 1995 with respect to such matters.

         Under German tax law, if an assessment is made for the years under audit, the authorities may demand immediate payment of the amount assessed prior to final resolution of the issues. (The same principles would apply as to any assessment in connection with possible audits for subsequent years.) American Standard believes, however, on the basis of the opinion of German legal counsel, that it is highly likely that a suspension of payment pending final resolution would be obtained. If immediate payment were required, the Company expects that it would be able to meet such payment from available sources of liquidity or credit support but that future cash flows and capital expenditures, and subsequent results of operations for any particular quarterly or annual period, could be adversely affected.

         As a result of recent changes in German tax legislation, the Company's tax provisions in 1994 and the first six months of 1995 were higher in Germany and will be higher thereafter. As a result of this German tax legislation and the related additional tax provisions, the Company believes its exposure to the issues under the audit referred to above will be reduced for 1994, 1995 and future years.

         American Standard Inc. makes substantial interest payments to its indirect wholly-owned Netherlands subsidiary. These interest payments had been exempt from U.S. withholding tax under an income tax treaty between the United States and the Netherlands. Under a provision in a new treaty such payments would have become subject to a 15% U.S. withholding tax, except that the Company received a ruling from the Internal Revenue Service ("IRS") making a determination that no U.S. withholding tax will be imposed for 1995. The Company believes, based on the ruling exempting 1995 interest payments from U.S. withholding tax, that its request for a subsequent ruling covering 1996 (and later years) should also receive favorable IRS action. If the subsequent IRS ruling request is not resolved favorably, additional withholding taxes of approximately $11 million per year could be imposed on the Company commencing in 1996. In such case, the Company would consider alternatives designed to mitigate the increased withholding taxes; however, there is no assurance that such alternatives could be found.


                           PART II. OTHER INFORMATION

Item     1.  Legal Proceedings.

For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I which is incorporated herein by reference..
Item      6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
           The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K for the quarter ended June 30, 1995.
                                      None

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







                                                             By: G. Ronald Simon
                                                 (Vice President and Controller)
                                                      (also signing as Principal
                                                             Accounting Officer)









August 11, 1995

                             AMERICAN STANDARD INC.

                               INDEX TO EXHIBITS



(3)  (i)   Restated Certificate of Incorporation of American Standard Inc.

     (ii)  Amended By-Laws of American Standard Inc., as adopted May 4, 1995

(27) Financial Data Schedule