Form 10-K
period 1995-12-31
AMERICAN STANDARD INC
filed 1996-03-29
CIK 5850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                  to                    .
                                    ----------------    -------------------

                          Commission File Number 33-64450

                             AMERICAN STANDARD INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                   25-0900465
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

ONE CENTENNIAL AVENUE, P.O. BOX  6820, PISCATAWAY, NEW JERSEY         08855-6820
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code: (908) 980-6000 Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes    X     No
                                                            -----

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

Number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 11, 1996:

  Common Stock, $.01 par value                                     1,000  Shares

Documents incorporated by reference:                                        None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS
                           (Reduced disclosure format)

                                                                                      PAGE
                                     PART I

Item 1.      Business.                                                                  1
Item 2.      Properties.                                                                5
Item 3.      Legal Proceedings.                                                         6
Item 4.      Not required under reduced disclosure format as contemplated by General
                  Instruction J to Form 10-K.


                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                   7
Item 6.      Not required under reduced disclosure format as contemplated by General
                  Instruction J to Form 10-K.
Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of  Operations (reduced disclosure format).                8
Item 8.      Financial Statements and Supplementary Data.                               11
Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                  31


                                    PART III

Items 10, 11, 12, and 13 are not required under reduced disclosure format as contemplated by General Instruction J to Form 10-K


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.          31

                                     PART I

ITEM 1.   BUSINESS


American Standard Inc. (the "Company"), is a Delaware corporation incorporated in 1929. All of its outstanding common stock is owned by American Standard Companies Inc., a Delaware corporation that was formed in 1988 by Kelso & Company, L.P. ("Kelso") to acquire American Standard Inc. Hereinafter, "American Standard" or "the Company" will refer to the Company, to American Standard Companies Inc. or to American Standard Inc., including its subsidiaries, as the context requires.

American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (57% of 1995 sales); bathroom and kitchen fixtures and fittings (24% of 1995 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (19% of 1995 sales). American Standard is a market leader in each of these business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) for plumbing products and WABCO(R) and PERROT(R) for braking and related systems. The Company emphasizes technologically advanced products such as air conditioning systems that utilize energy-efficient compressors and environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") utilizing electronic controls. At December 31, 1995, American Standard had 102 manufacturing facilities in 34 countries.


OVERVIEW OF BUSINESS SEGMENTS

American Standard operates three business segments: Air Conditioning Products, Plumbing Products and Automotive Products.


AIR CONDITIONING PRODUCTS. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names by the Trane Company ("Trane"). Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1995. Approximately 60% of Trane's sales in 1995 was in the replacement, renovation and repair markets which have been less cyclical than the new residential and commercial construction markets. Management believes that Trane is well positioned for growth because of its high quality, brand-name products, significant existing market shares, the introduction of new product features such as electronic controls, the expansion of its broad distribution network, conversion to products utilizing environmentally-preferred refrigerants and expansion of operations to developing market areas throughout the world, principally the Asia-Pacific area and Latin America.


Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. In 1995 Trane, with revenues of $2,953 million, accounted for approximately 57% of the Company's sales and 49% of its operating income. Outside the United States, Trane derived 21% of its sales in 1995 from manufacturing operations and 7% from U.S. exports.

Trane manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, dehumidify or humidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves field installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane manufactures and distributes mini-split units principally in the Far East and Europe.

Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are generally higher than on sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally-preferred refrigerants.

At December 31, 1995, Air Conditioning Products had 31 manufacturing plants in 9 countries, employing approximately 19,100 people.


PLUMBING PRODUCTS. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names. Of Plumbing Products' 1995 sales, 71% was derived from operations outside the United States and 29% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality of its brand-name products, significant existing market shares in a number of countries and the expansion of existing operations in developing market areas throughout the world (principally the Far East, Latin America and Eastern Europe).

In 1995 Plumbing Products, with revenues of $1,270 million, accounted for 24 % of the Company's sales and 22 % of its operating income. Plumbing Products derived approximately 71 % of its total 1995 sales from operations outside the United States.

Of Plumbing Products' sales, 53% consists of vitreous china fixtures, 26% consists of fittings (typically brass), 7% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.

Plumbing Products operates through four primary geographic groups: European Plumbing Products, U.S. Plumbing Products, Americas International and the Far East Group. Plumbing Products' fittings operations, the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Germany, Bulgaria, the U.S., and Mexico. Worldwide Fittings sales and operating results are reported in the four primary geographic groups within which it operates.


European Plumbing Products, which sells products primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Spain, Portugal, and Egypt. In November 1995 the Company acquired substantially all of the remaining outstanding common shares and convertible bonds of

Etablissement Porcher ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had an ownership interest of 32.88%. The $25 million cost of the acquisition was funded with a borrowing under the Company's revolving credit facilities. In addition $31 million of Porcher debt was assumed. In 1995 Porcher had sales of $216 million.

U.S. Plumbing Products manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada, and Brazil and its majority-owned subsidiaries in Central America.

The Far East Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand and the Philippines, and its manufacturing joint venture in Indonesia and is developing a new joint venture in Vietnam. The Company is also significantly expanding its operations in the PRC.

At December 31, 1995, Plumbing Products employed approximately 18,000 people and, including affiliated companies, had 57 manufacturing plants in 24 countries.

AUTOMOTIVE PRODUCTS. Automotive Products ("WABCO") is a leading manufacturer, primarily in Europe and Brazil, of braking and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems (including ABS) marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the U.S. commercial market, where phase-in of ABS has been mandated beginning in
1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

In 1995 WABCO, with sales of $998 million, accounted for 19 % of the Company's sales and 29% of its operating income. The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Principal competitors are Knorr, Robert Bosch, and Bendix.

Through 1995 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately one million heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe has significantly increased in recent years to approximately 175,000 units in 1995 and to 56,000 units annually in other markets, primarily the United States and Japan. In addition, WABCO has developed electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry.

WABCO and affiliated companies have 14 manufacturing facilities and 7 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, and Brazil. WABCO has joint ventures in the United States with Rockwell International (Rockwell WABCO), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Clayton Sundaram) and in the PRC. There is also a licensee in the PRC.

In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

At December 31, 1995, WABCO employed approximately 5,700 people.

ITEM 2. PROPERTIES


At December 31, 1995 the Company conducted its manufacturing activities through 102 plants in 34 countries, of which the principal facilities are as follows:


    BUSINESS
    SEGMENT              LOCATION               MAJOR PRODUCTS MANUFACTURED AT LOCATION
    -------              --------               ---------------------------------------
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

Plumbing Products     Salem, OH                 Enameled-steel fixtures and acrylic bathtubs
                      Tiffin, OH                Vitreous china
                      Trenton, NJ               Vitreous china
                      Toronto, Canada           Vitreous china and enameled-steel fixtures
                      Hull, England             Vitreous china and acrylic bathtubs
                      Middlewich, England       Vitreous china
                      Dole, France              Vitreous china and acrylic bathtubs
                      Neuss, Germany            Vitreous china
                      Wittlich, Germany         Brass plumbing fittings
                      Orcenico, Italy           Vitreous china
                      Brescia, Italy            Vitreous china
                      Mexico City, Mexico       Vitreous china, water heaters
                      Monterrey, Mexico         Brass plumbing fittings
                      Manila, Philippines       Vitreous china
                      Seoul, South Korea        Brass plumbing fittings
                      Bangkok, Thailand         Vitreous china

Automotive            Campinas, Brazil          Braking equipment
  Products            Leeds, England            Braking equipment
                      Claye-Souilly, France     Braking equipment
                      Hanover, Germany          Braking equipment
                      Mannheim, Germany         Foundation brakes

ITEM 3. LEGAL PROCEEDINGS


The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. A number of the Company's plants are in the process of making changes or modifications to comply with such laws and regulations as well as undertaking response actions to address soil and groundwater issues at certain of its facilities. The Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1993, 1994 and 1995 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of an alleged class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, filed on March 5, 1993 in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates the Federal antitrust laws. It demands $680 million in damages (which would be subject to trebling under the antitrust laws) and injunctive relief. American Standard Inc. has filed an answer denying all claims of violation and is defending itself vigorously. In July 1994, the district court denied class certification with respect to two of the three violations alleged in the suit. These alleged violations may now only be asserted by Entech on its own behalf. With respect to the one claim that was certified as a class action, alleging a price fixing conspiracy, management believes, on the basis of the facts known to it that the claim is without merit. In management's opinion the litigation will not have any material adverse effect on the financial position, cash flows, or results of operations of the Company.

On May 31, 1994, the Company's Salem, Ohio plant received a Request for Information Pursuant to the Clean Air Act from the U.S. Environmental Protection Agency (Region 5). This request was fully complied with by July 22, 1994. During the development of the response, American Standard noted several questions concerning the status of certain air sources. On August 2, 1994, American Standard Inc. proposed to enter consensual "Findings and Orders" with the Ohio Environmental Protection Agency to resolve these questions. On November 17, 1995 the Company reached a verbal agreement with the Ohio EPA which would result in the Company being assessed a penalty of $25,000. The Company expects to finalize this agreement in the first half of 1996

On December 15, 1992 the Company, along with 15 other major manufacturers of plumbing fittings, was sued in the Superior Court of the State of California, County of San Francisco by the State of California. The same companies were sued in a companion case, filed the same day, by the Natural Resources Defense Council and a second environmental group. In each case, plaintiffs sought injunctive relief, civil penalties and compensatory damages, alleging, inter alia, that faucets sold by the parties discharged lead into drinking water in excess of minimum standards allegedly established by Proposition 65. Both cases were settled in November of 1995 for a minimal amount without any admission of liability. The Company agreed that 95% of its fittings sold in California would meet agreed upon lead leachate standards by the year 2000. The majority of the Company's fittings already meet these standards and the Company foresees no difficulties in meeting the settlement deadlines. No penalties, restitution or other damages were paid.

For a discussion of German tax issues see Note 5 of Notes to Consolidated Financial Statements (see Item 14(a) of Part IV hereof).


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's only issued and outstanding common equity, 1,000 shares of common stock, $.01 par value, is owned by American Standard Companies Inc. There is no established public trading market for these shares.

There were no dividends declared on the Company's common stock in 1994 or 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (reduced disclosure format)


The following should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

       The Company achieved record sales and operating income in 1995, a significant improvement compared with 1994, primarily as a result of higher volumes, market share gains and improved margins, especially in the Air Conditioning and Automotive Products segments. In the first quarter of 1995 American Standard Companies Inc. completed the initial public offering of its common stock (the "IPO"), the net proceeds of which, totaling $281 million, were used to repay indebtedness, contributing to lower interest expense for the year.

      Consolidated sales for 1995 were $5,221 million, an increase of $764 million, or 17% (15% excluding the favorable effects of changes in foreign exchange rates), from $4,457 million in 1994. Sales increased for all three segments with gains of 19% for Air Conditioning Products, 4% for Plumbing Products and 31% for Automotive Products.

      Operating income for 1995 was $534 million, an increase of $179 million, or 50% (46% excluding the favorable effects of foreign exchange), from $355 million in 1994. Operating income increased 42% for Air Conditioning Products, 8% for Plumbing Products and 150% for Automotive Products. Operating income for 1994 included charges of $26 million related to employee severance, the consolidation of production facilities and the implementation of other cost reduction actions. In 1994 the Company also provided $14 million for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives. Excluding those special charges from 1994, operating income in 1995 increased 35% (31% excluding favorable foreign exchange effects) from an adjusted operating income of $395 million in 1994. Excluding such special charges and the favorable effects of foreign exchange, operating income increased 38% for Air Conditioning Products and 85% for Automotive Products but declined by 11% for Plumbing Products.

                                                                 1995          1994           1993
-------------------------------------------------------------------------------------------------------
Sales:
   Air Conditioning Products                                   $ 2,953        $ 2,480        $ 2,100
   Plumbing Products                                             1,270          1,218          1,167
   Automotive Products                                             998            759            563
                                                               -------        -------        -------
                                                               $ 5,221        $ 4,457        $ 3,830
                                                               =======        =======        =======
Operating Income:
   Air Conditioning Products                                   $   259        $   182 (a)    $   133 (a)
   Plumbing Products                                               120            111 (a)        108 (a)
   Automotive Products                                             155             62 (a)         41 (a)
                                                               -------        -------        -------
                                                                   534            355            282
Interest expense                                                  (213)          (259)          (278)
Corporate items                                                    (94)          (111)(b)        (85)
                                                               -------        -------        -------
Income (loss) before income taxes and extraordinary item       $   227        $   (15)       $   (81)
                                                               =======        =======        =======


(a) Includes $40 million of special charges in 1994 (and the related tax benefit of $7 million) applicable to consolidation of production facilities, employee severance, other cost reduction actions, and a provision for loss on the early disposition of certain assets; and $8 million in 1993 related to plant shutdowns and other cost reduction actions as follows (in millions):

                                    1994       1993
                                    ----       ----

         Air Conditioning Products  $ 7        $ 5
         Plumbing Products           19          1
         Automotive Products         14          2
                                    ---        ---
                                    $40        $ 8
                                    ===        ===


(b) Includes a one-time special charge of $20 million in 1994 incurred in connection with the amendment of certain agreements in anticipation of the Company's initial public stock offering.

      Sales of Air Conditioning Products increased 19% (with little effect from foreign exchange) to $2,953 million for 1995 from $2,480 million for 1994, as a result of significant sales gains in the U.S. and expanding international sales. Commercial markets account for approximately 75% of Air Conditioning Products' total sales. Over 60% of total sales is to the replacement, renovation and repair markets.

      Operating income of Air Conditioning Products increased 42% to $259 million in 1995 from $182 million in 1994. The increase was attributable primarily to the effects of higher volumes in both U.S. and international operations and further reflects that 1994 included special charges of $7 million related to the consolidation of production facilities, employee severance and other cost reduction actions.

      Sales of Plumbing Products increased 4% (with little overall effect from foreign exchange) to $1,270 million in 1995 from $1,218 million in 1994, as sales improved 1% for international operations and 12% for U.S. operations. The sales gain for international operations was primarily attributable to volume and price gains in Italy and to a lesser extent in Greece and the United Kingdom ("U.K."), partly offset by lower sales in Germany, France, Canada and Mexico as a result of weak economic conditions in those countries. Sales in the U.S. increased because of improved markets and expanded distribution through retail sales channels. A basic shift from the wholesale distribution channel to the retail sales channel has been growing in recent years, a trend the Company believes will continue and lead to increased sales because of strong product and brand-name recognition. Retail markets accounted for 26% of total 1995 U.S. plumbing products sales, up from 24% in 1994.

      Operating income of Plumbing Products was $120 million for 1995 compared with $111 million for 1994, an increase of 8% (4% excluding foreign exchange effects), because of improved results in the U.S., reduced by lower operating income for international operations. In 1994 operating income for U.S. operations included a provision of $14 million related to certain assets that will be disposed of prior to the expiration of their originally estimated useful lives. Overall Plumbing Products' results were also negatively affected in 1994 by a provision of $5 million related to employee severance and other cost reduction actions. Excluding such provisions and the effects of foreign exchange from 1994, 1995 operating income would have decreased 11% from 1994. The decrease in operating income for international operations in 1995 was principally due to the aforementioned market weakness in Germany, France, Canada and Mexico, start-up expenses of new operations in the Far East, operating difficulties in the Czech Republic and lower profitability in Brazil and Korea. In addition, because Italian and U.K. operations purchase products from Germany, the strength of the Deutschemark against Italian and U.K. currencies resulted in Italian and U.K. product cost increases that could not be fully recovered through pricing. Operating results in the U.S. improved substantially, to near break even, due to higher sales and lower-cost sourcing from expanded facilities in Mexico, partly offset by costs related to the realignment of U.S. manufacturing operations.

      Sales of Automotive Products for 1995 were $998 million, an increase of $239 million, or 31% (20% excluding the favorable effects of foreign exchange), from $759 million in 1994, due to higher volume, partly offset by the effects of lower prices on electronic products. Unit volume of truck and bus production in Western Europe and aftermarket sales improved 23% and 16%, respectively, in 1995. Sales volumes were significantly higher in all markets for commercial vehicle braking and other control systems and in the U.K. for the growing utility vehicle business in that country. In Brazil demand also increased, as truck production grew 11% over the prior year.

      Operating income for Automotive Products was $155 million in 1995, an increase of 150% (85% excluding both the favorable effects of foreign exchange and special charges of $14 million in 1994 related to employee severance and the consolidation of production facilities). This increase was primarily attributable to the substantially higher sales volume as well as higher margins achieved through implementation of manufacturing process improvements, a reduced salaried workforce, productivity gains and other cost reduction actions.

      Interest expense decreased $46 million in 1995 compared with 1994 because of reduced debt (due to the application of the net proceeds from the IPO and cash flow) together with the effect of lower overall interest rates. Corporate items in 1994 included a special charge of $20 million paid in connection with the amendment of certain agreements in anticipation of the IPO. Excluding that special charge, corporate items increased modestly in 1995 because of higher accretion expense related to postretirement benefits, partly offset by higher equity in net income of unconsolidated joint ventures.

      The income tax provision for 1995 was $85 million at an effective income tax rate of 37.5% on income (before income taxes and extraordinary item) of $227 million. In 1994 the income tax provision was $62 million, despite a loss (before income taxes and extraordinary item) of $15 million. As a result of higher levels of taxable income in the U.S. in 1995 and expected in 1996, the Company was able to recognize previously unrecognized tax benefits. The 1994 provision reflected the taxes payable on profitable foreign operations, while tax benefits were not available to offset losses on U.S. operations. The provision for 1994 was adversely affected by less favorable tax treatment with respect to certain foreign items, particularly in Germany. See Note 5 of Notes to Consolidated Financial Statements.

      As a result of the redemption of debt in 1995 and 1994 with proceeds of refinancings, those years included extraordinary charges of $30 million and $9 million, respectively (including call premiums, the write-off of unamortized debt issuance costs), on which no tax benefits were recorded.

      In the first quarter of 1995 the Company completed the 1995 Refinancing begun in the fourth quarter of 1994 consisting of the October Borrowing, the IPO and the 1995 Credit Agreement (see Note 8 of Notes to Consolidated Financial Statements for a description and definitions). The October Borrowing (totaling $325 million) was used primarily to redeem $317 million of high interest rate bonds with lower-rate bank debt; the net proceeds of the IPO (totaling $281 million) were used to repay indebtedness; and the proceeds of the 1995 Credit Agreement (which provided a secured, multi-currency, multi-borrower facility aggregating $1.0 billion) replaced outstanding borrowings under the Company's previous bank credit agreement, including the October Borrowing.

RECENTLY ISSUED ACCOUNTING STANDARD

In March 1995 the FASB issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company will adopt FAS 121 in the first quarter of 1996 and is in the process of accumulating the necessary data but has not completed all of the analyses required. FAS 121 requires companies to review long-lived assets, including related goodwill, for impairment at the lowest level for which there are identifiable, independently generated cash flows. Events and circumstances in some operating units, primarily in Canada, Mexico and France, indicate that the assets and the related goodwill might be impaired. Based upon preliminary indications, the Company believes that it will incur a non-cash charge of about $200 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The accompanying consolidated balance sheet at December 31, 1995 and 1994, and related consolidated statements of operations, stockholder's deficit and cash flows for the years ended December 31, 1995, 1994 and 1993, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company's financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.

American Standard Inc.
February 26, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Standard Inc.

We have audited the accompanying consolidated balance sheet of American Standard Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP

New York, New York
February 26, 1996

CONSOLIDATED STATEMENT OF OPERATIONS

 American Standard Inc.                                            1995             1994              1993
-----------------------------------------------------------------------------------------------------------------
 Year Ended December 31, (Dollars in thousands)

SALES                                                           $ 5,221,476        $ 4,457,465        $ 3,830,462
                                                                -----------        -----------        -----------
 Costs and expenses:
    Cost of sales                                                 3,887,024          3,377,271          2,902,562
    Selling and administrative expenses                             853,783            778,550            692,229
    Other expense                                                    40,489             57,381             38,281
    Interest expense                                                213,326            259,437            277,860
                                                                -----------        -----------        -----------

                                                                  4,994,622          4,472,639          3,910,932
                                                                -----------        -----------        -----------

 Income (loss) before income taxes and extraordinary item           226,854            (15,174)           (80,470)

INCOME TAXES                                                         85,070             62,512             36,165
                                                                -----------        -----------        -----------

 Income (loss) before extraordinary item                            141,784            (77,686)          (116,635)
 Extraordinary loss on retirement of debt                           (30,129)            (8,735)           (91,932)
                                                                -----------        -----------        -----------

 Net income (loss)                                                  111,655            (86,421)          (208,567)


PREFERRED DIVIDEND                                                     --                 --               (8,624)
                                                                -----------        -----------        -----------

 Net income (loss) applicable to common shares                  $   111,655        $   (86,421)       $  (217,191)
                                                                ===========        ===========        ===========



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET


 American Standard Inc.                                                                               1995               1994
---------------------------------------------------------------------------------------------------------------------------------
 At December 31, (Dollars in thousands except share data)

 ASSETS
 Current assets
    Cash and cash equivalents                                                                      $    88,704        $    92,749
    Accounts receivable, less allowance for doubtful accounts - 1995, $27,330; 1994, $19,569           771,024            595,239
    Inventories                                                                                        362,340            323,220
    Future income tax benefits                                                                          29,645             22,379
    Other current assets                                                                                43,213             30,956
                                                                                                   -----------        -----------
       Total current assets                                                                          1,294,926          1,064,543
 Facilities, at cost, net of accumulated depreciation                                                  924,492            812,684
 Other assets
    Goodwill, net of accumulated amortization - 1995, $249,410; 1994, $208,973                       1,081,622          1,053,042
    Debt issuance costs, net of accumulated amortization - 1995, $8,638; 1994, $23,928                  39,267             64,095


    OTHER                                                                                              179,340            161,754
                                                                                                   -----------        -----------
                                                                                                   $ 3,519,647        $ 3,156,118
                                                                                                   ===========        ===========


 LIABILITIES AND STOCKHOLDER'S DEFICIT
 Current liabilities

    Loans payable to banks                                                                         $   240,040        $    70,271
    Current maturities of long-term debt                                                                72,908            141,640
    Accounts payable                                                                                   438,170            350,489
    Accrued payrolls                                                                                   171,378            140,297
    Other accrued liabilities                                                                          328,138            319,174
    Taxes on income                                                                                     45,968             46,822
                                                                                                   -----------        -----------
       Total current liabilities                                                                     1,296,602          1,068,693
 Long-term debt
                                                                                                     1,770,098          2,152,291
 Other long-term liabilities

    Reserve for postretirement benefits                                                                482,398            437,708
    Deferred tax liabilities                                                                            44,761             37,650
    Other                                                                                              305,341            235,976
                                                                                                   -----------        -----------
       Total liabilities                                                                             3,899,200          3,932,318
 Commitments and contingencies
 Stockholder's deficit
    Preferred stock, Series A, $.01 par value, 1,000 shares issued and outstanding                        --                 --
    Common stock, $.01 par value, 1,000 shares authorized,
       issued and outstanding                                                                             --                 --
    Capital surplus
                                                                                                       519,866            214,634

    Accumulated deficit                                                                               (724,769)          (836,424)
    Foreign currency translation effects                                                              (174,650)          (151,721)
    Minimum pension liability adjustment                                                                  --               (2,689)
                                                                                                                      -----------
       Total stockholder's deficit                                                                    (379,553)          (776,200)
                                                                                                   -----------        -----------
                                                                                                   $ 3,519,647        $ 3,156,118
                                                                                                   ===========        ===========

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

 American Standard Inc.                                                      1995               1994                1993
--------------------------------------------------------------------------------------------------------------------------
 Year Ended December 31, (Dollars in thousands)

 Cash provided (used) by:
    Operating activities:
       Income (loss) before extraordinary item                           $   141,784        $   (77,686)       $  (116,635)
       Depreciation (including asset loss provision in 1994)                 109,999            122,944            106,041
       Amortization of goodwill                                               33,396             31,472             30,807
       Non-cash interest                                                      63,930             67,837             76,492
       Non-cash stock compensation                                            29,014             28,479             25,679
       Changes in assets and liabilities:
          Accounts receivable                                               (124,482)           (69,991)           (48,680)
          Inventories                                                          8,236             13,092             47,321
          Accounts payable and accrued payrolls                               53,971             63,413             40,124
          Postretirement benefits                                             33,531             21,290             22,687
          Other long-term liabilities                                         22,419             32,795             13,271
          Other, net                                                         (24,092)            22,941              3,734
                                                                         -----------        -----------        -----------
    Net cash provided by operating activities                                347,706            256,586            200,841
                                                                         -----------        -----------        -----------
    Investing activities:
       Purchases of property, plant and equipment                           (164,193)          (105,741)           (90,474)
       Investments in affiliated companies                                   (42,395)           (23,971)            (7,556)
       Proceeds from disposals of property, plant and equipment               19,428             14,783              4,003
       Other                                                                   4,055             (2,071)             4,514
                                                                         -----------        -----------        -----------
    Net cash used by investing activities                                   (183,105)          (117,000)           (89,513)
                                                                         -----------        -----------        -----------
    Financing activities:
       Capital contribution from parent                                      270,004               --                 --
       Loan from parent                                                        4,823               --                 --
       Minority partners' contributions to PRC venture                        26,246               --                 --
       Proceeds from issuance of long-term debt                              469,776            336,160          1,405,557
       Repayments of long-term debt, including redemption premiums        (1,020,004)          (439,762)        (1,427,989)
       Net change in revolving credit facilities                             124,768             30,816              7,000
       Net change in other short-term debt                                   (18,312)           (10,044)           (61,600)
       Purchases of parent company common stock                              (10,989)           (16,927)           (12,194)
       Financing costs and other                                             (13,477)            (2,441)           (76,762)
                                                                         -----------        -----------        -----------
    Net cash used by financing activities                                   (167,165)          (102,198)          (165,988)
 Effect of exchange rate changes on cash and cash equivalents                 (1,481)             2,124             (3,652)
                                                                         -----------        -----------        -----------
 Net increase (decrease) in cash and cash equivalents                         (4,045)            39,512            (58,312)
 Cash and cash equivalents at beginning of period                             92,749             53,237            111,549
                                                                         -----------        -----------        -----------
 Cash and cash equivalents at end of period                              $    88,704        $    92,749        $    53,237
                                                                         ===========        ===========        ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT

 American Standard Inc.

-----------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                Foreign
                                                                                      Currency
                                                    Capital        Accumulated      Translation
                                                    Surplus          Deficit          Effects

 Balance at December 31, 1992                      $ 210,409        $(541,436)       $ (86,872)
    Net loss                                            --           (208,567)            --
    American Standard Companies Inc.
       common stock repurchased                      (12,869)            --               --
    Capital contribution from parent                   5,313             --               --
    Excess of value over cost of ESOP shares
       allocated to employees                         17,094             --               --
    Stock dividend on exchange-
       able preferred stock                           (8,624)            --               --
    Issuance of Series A Preferred Stock                  10             --               --
    Foreign currency translation                        --               --            (62,348)
                                                   ---------        ---------        ---------

 Balance at December 31, 1993                        211,333         (750,003)        (149,220)
    Net loss                                            --            (86,421)            --

    American Standard Companies Inc.
       common stock repurchased                      (16,761)            --               --
    Capital contribution from parent                   4,925             --               --
    Excess of value over cost of ESOP shares
       allocated to employees                         15,137             --               --
    Foreign currency translation                        --               --             (2,501)
                                                   ---------        ---------        ---------

 Balance at December 31, 1994                        214,634         (836,424)        (151,721)
    Net income                                          --            111,655             --
    American Standard Companies Inc.
       common stock repurchased                       (6,877)            --               --
    Capital contribution of IPO
       proceeds from parent                          268,993             --               --
 Other capital contributions from parent,
       principally related to ESOP                    43,116             --               --
    Foreign currency translation                        --               --            (22,929)
                                                   ---------        ---------        ---------
 Balance at December 31, 1995                      $ 519,866        $(724,769)       $(174,650)
                                                   =========        =========        =========




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE COMPANY

American Standard Inc. (the "Company") is a Delaware corporation incorporated in 1929. All of its outstanding common stock is owned by American Standard Companies Inc., a Delaware corporation that was formed in 1988 by Kelso and Company, L.P. ("Kelso") to effect the acquisition of American Standard Inc. For financial statement purposes the acquisition has been accounted for under the purchase method. Hereinafter, "American Standard" or "the Company" will refer to the Company, American Standard Companies Inc., or to American Standard Inc., including its subsidiaries, as the context requires.

      American Standard is a global manufacturer of high quality, brand-name products in three major product groups: air conditioning systems, bathroom and kitchen fixtures and fittings; and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles. Information on the Company's operations by segment and geographic area is included on pages 8, 28 and 29 of this report.

NOTE 2. ACCOUNTING POLICIES

Financial Statement Presentation -- The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company's equity in undistributed earnings. Certain amounts in the financial statements and notes thereto for 1994 and 1993 have been reclassified to conform with the 1995 presentation.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, income taxes, warranties and asset lives.

Foreign Currency Translation -- Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholder's equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Operations, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

      The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $4.5 million in 1995, $9.9 million in 1994 and $21.9 million in 1993.

Revenue Recognition -- Sales are recorded when shipment to a customer occurs.

Cash Equivalents -- Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Inventories -- Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

Facilities -- The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are charged against income. Significant investment grants are amortized into income over the period of benefit.

Goodwill -- Goodwill is being amortized over 40 years. The carrying value of goodwill for each business segment is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If any impairment is indicated as a result of such reviews, the Company would measure it using techniques such as comparing the undiscounted cash flow of the business to its book value including goodwill or by obtaining appraisals of the related business.

Impact of Recently Issued Accounting Standards -- In March 1995 the FASB issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. See "Recently Issued Accounting Standard" in Management's Discussion and Analysis.

Debt Issuance Costs -- The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

Warranties -- The Company provides for estimated warranty costs at the time of sale. Revenues from the sales of extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts. Warranty obligations beyond one year are included in other long-term liabilities.

Postretirement Benefits -- Postretirement pension benefits are provided for substantially all employees of the Company, both in the United States and abroad. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions.

Depreciation -- Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group.

Research and Development Expenses -- Research and development costs are expensed as incurred. The Company expended approximately $133 million in 1995, $123 million in 1994, and $114 million in 1993 for research activities and product development and for product engineering. Expenditures for research and product development only were $49 million, $44 million, and $47 million in the respective years.

Income Taxes -- Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

Advertising Expense -- The cost of advertising is expensed as incurred. The Company incurred $92 million, $84 million and $76 million of advertising costs in 1995, 1994 and 1993, respectively.

Financial Instruments with Off-Balance-Sheet Risk -- The Company from time to time enters into agreements to reduce its foreign currency and interest rate risks. Gains and losses from underlying rate changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are deferred as a component of foreign currency translation effects in stockholder's equity or included as a component of the transaction. At December 31, 1995 and 1994, the Company did not have material foreign currency or interest rate agreements outstanding.

Stock Based Compensation -- American Standard Companies Inc. grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. American Standard Companies Inc. accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue this method in the future. Accordingly, American Standard Companies Inc. recognizes no compensation expense for the stock option grants.

NOTE 3. OTHER EXPENSE

Other income (expense) was as follows:

                                   1995         1994         1993
-------------------------------------------------------------------
 Year Ended December 31, (Dollars in millions)

Interest income                   $   8.9      $   8.2      $   8.5
Royalties                             4.1          3.5          2.6
Equity in net income (loss)
   of unconsolidated
   joint ventures                     7.1          4.0         (0.1)
Minority interest                   (12.2)       (13.3)       (14.0)
Accretion expense                   (36.5)       (26.1)       (30.5)
Other, net (a)                      (11.9)       (33.7)        (4.8)
                                  -------      -------      -------
                                  $ (40.5)     $ (57.4)     $ (38.3)
                                  =======      =======      =======


(a)The 1994 amount includes a one-time special charge of $20 million incurred in connection with the amendment of certain agreements in anticipation of the initial public offering.


NOTE 4. POSTRETIREMENT BENEFITS

The Company sponsors postretirement pension benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. The ESOP is an individual account, defined contribution plan. As a result of the IPO (as defined herein)in the first quarter of 1995, the valuation of ESOP shares has been based on the closing price for shares of American Standard Companies Inc.'s common stock quoted on the New York Stock Exchange. Through December 31, 1994, the valuation of the ESOP shares had been determined by independent appraisals. By December 31, 1994, all of the common stock initially acquired by the ESOP was allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's 401(k) savings plan by employees). In 1995 the Company funded basic and matching allocations to the ESOP accounts totaling $31.1 million (including $4.6 million accrued at December 31, 1994) with shares of common stock of American Standard Companies Inc. which were contributed to the Company. The Company intends to fund the ESOP in future years through contributions of cash or shares of American Standard Companies Inc.'s common stock.

      Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. Accretion expense is the implicit interest cost associated with amounts accrued and not funded and is included in "other expense". At December 31, 1995, funded plan assets related to pensions were held primarily in fixed income and equity funds. Postretirement health and life insurance benefits are funded as incurred.

      The Company's postretirement plans' funded status and amounts recognized in the balance sheet at December 31, 1995 and 1994 were:


                                                              1995          1995          1995
----------------------------------------------------------------------------------------------------
  (Dollars in millions)                                     Assets in   Accumulated
                                                            Excess of       Benefit    Health and
                                                          Accumulated   Obligations          Life
                                                              Benefit  in Excess of     Insurance
                                                          Obligations        Assets      Benefits

 Actuarial present value of benefit obligations:
    Vested                                                   $  124.8      $  613.5      $ --
    Non-vested                                                    2.6          44.2        --
                                                             --------      --------      --------
 Accumulated benefit obligations                                127.4         657.7        --
 Additional amounts related to projected pay increases           25.9          39.4        --
                                                             --------      --------      --------
 Total projected benefit obligations                            153.3         697.1         186.9
                                                             --------      --------      --------
 Assets and book reserves relating to such benefits:
    Market value of funded assets                               184.7         325.9        --
    Reserve (asset) for postretirement benefits net of
       recognized overfunding                                   (39.6)        361.3         161.0
 Additional minimum liability                                  --               9.7        --
                                                             --------      --------      --------
                                                                145.1         696.9         161.0
                                                             --------      --------      --------
 Assets and book reserves in excess of (less than)
    projected benefit obligations                            $   (8.2)     $    (.2)     $  (25.9)
                                                             ========      ========      ========
 Consisting of:
    Unrecognized prior services benefit (cost)               $   (9.7)     $   (5.8)     $    9.8
    Unrecognized net gain (loss) from changes in
       actuarial assumptions and experience                       1.5           5.6         (35.7)
    Pension liability adjustment to stockholder's deficit      --            --            --
                                                             --------      --------      --------
                                                             $   (8.2)     $    (.2)     $  (25.9)
                                                             ========      ========      ========







                                                              1994          1994          1994
---------------------------------------------------------------------------------------------------
  (Dollars in millions)                                      Assets in   Accumulated
                                                             Excess of       Benefit   Health and
                                                           Accumulated   Obligations         Life
                                                               Benefit     in Excess    Insurance
                                                           Obligations     of Assets     Benefits

 Actuarial present value of benefit obligations:
    Vested                                                   $  106.8      $  528.9      $ --
    Non-vested                                                    5.1          29.1        --
                                                             --------      --------      --------
 Accumulated benefit obligations                                111.9         558.0        --
 Additional amounts related to projected pay increases           15.8          34.1        --
                                                             --------      --------      --------
 Total projected benefit obligations                            127.7         592.1         160.5
                                                             --------      --------      --------
 Assets and book reserves relating to such benefits:
    Market value of funded assets                               160.5         271.4        --
    Reserve (asset) for postretirement benefits net of
       recognized overfunding                                   (37.6)        309.8         158.7
 Additional minimum liability                                  --              15.5        --
                                                             --------      --------      --------
                                                                122.9         596.7         158.7
                                                             --------      --------      --------
 Assets and book reserves in excess of (less than)
    projected benefit obligations                            $   (4.8)     $    4.6      $   (1.8)
                                                             ========      ========      ========
 Consisting of:
    Unrecognized prior services benefit (cost)               $   (8.0)     $     .7      $   10.7
    Unrecognized net gain (loss) from changes in
       actuarial assumptions and experience                       3.2           1.2         (12.5)
    Pension liability adjustment to stockholder's deficit      --               2.7        --
                                                             --------      --------      --------
                                                             $   (4.8)     $    4.6      $   (1.8)
                                                             ========      ========      ========




      At December 31, 1995, the projected benefit obligation related to health and life insurance benefits for active employees was $71.9 million and for retirees was $115.0 million.

      For certain plans, the additional minimum liability recorded by the Company as part of its reserve for postretirement benefits was $9.7 million at December 31, 1995 ($15.5 million at December 31, 1994). The additional minimum liability is the excess of the accumulated benefit obligation over plan assets and accumulated benefit provisions. In connection with providing for the additional minimum liability, an intangible asset was recorded, to the extent of unrecognized prior service costs, which amounted to $9.7 million at December 31, 1995 ($12.8 million at December 31, 1994). The net charge in stockholder's deficit was zero at December 31, 1995 ($2.7 million at December 31, 1994).

      The projected benefit obligation for postretirement benefits was determined using the following assumptions:

                                        1995         1995          1994         1994
--------------------------------------------------------------------------------------
                                       Domestic     Foreign      Domestic     Foreign

 Discount rate                           7.00%    4.25%-8.25%      8.25%    5.75%-9.25%
 Long-term rate of inflation             2.80%    1.55%-5.05%      2.80%    1.75%-5.25%
 Merit and promotion increase            1.70%          1.70%      1.70%          1.70%
 Rate of return on plan assets           9.00%    6.00%-9.50%      8.50%    7.25%-8.35%



      The weighted-average annual assumed rate of increase in the health care cost trend rate is 8% for 1996 and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a change in the assumed rate of one percentage point for each future year would change the accumulated postretirement benefit obligation as of December 31, 1995, by $13.5 million and the annual postretirement cost by $1.6 million.


      Total postretirement costs were:


                                                  1995        1994       1993
-----------------------------------------------------------------------------
 Year Ended December 31, (Dollars in millions)

Pension benefits                                  $  48.3   $  35.9   $  37.5
Health and life
   insurance benefits                                15.5      16.3      17.8
                                                  -------   -------   -------
Defined benefit plan cost                            63.8      52.2      55.3
Defined contribution
   plan cost, principally ESOP                       27.4      24.7      22.4
                                                  -------   -------   -------
Total postretirement cost,
   including accretion expense                    $  91.2   $  76.9   $  77.7
                                                  =======   =======   =======


      Postretirement cost had the following components:

                                                         1995         1995       1994      1994       1993       1993
------------------------------------------------------------------------------------------------------------------------
 Year Ended December 31, (Dollars in millions)                      Health &              Health &              Health &
                                                        Pension     Life Ins.   Pension   Life Ins.  Pension    Life Ins.
                                                        Benefits    Benefits    Benefits  Benefits   Benefits   Benefits

Service cost-benefits earned during the period          $   24.6    $   3.3    $  23.6    $   3.8    $  20.1    $   3.4
Interest cost on the projected benefit obligation           58.1       12.8       47.0       12.3       50.6       14.1
Less assumed return on plan assets:
   Actual loss (return) on plan assets                    (107.1)    --           13.0     --          (78.8)    --
   Excess (shortfall) deferred                              69.7     --          (49.5)    --           42.9     --
                                                        --------    -------    -------    -------    -------    -------
                                                           (37.4)    --          (36.5)    --          (35.9)    --
Other, including amortization of prior service cost          3.0        (.6)       1.8         .2        2.7         .3
                                                        --------    -------    -------    -------    -------    -------
Defined benefit plan cost                               $   48.3    $  15.5    $  35.9    $  16.3    $  37.5    $  17.8
                                                        ========    =======    =======    =======    =======    =======
Accretion expense reclassified to "other expense"       $   23.7    $  12.8    $  13.8    $  12.3    $  16.4    $  14.1
                                                        ========    =======    =======    =======    =======    =======

NOTE 5. INCOME TAXES

The Company's income (loss) before income taxes and extraordinary item, and the applicable provision (benefit) for income taxes were:

                                                    1995        1994        1993
------------------------------------------------------------------------------------
 Year Ended December 31, (Dollars in millions)
 Income (loss) before income taxes
    and extraordinary item:
      Domestic                                     $   --      $ (157.0)   $ (168.4)
      FOREIGN                                         226.9       141.8        87.9
      Pre-tax income (loss)                        $  226.9    $  (15.2)   $  (80.5)
Provision (benefit) for income taxes:

      Current:

         Domestic                                  $   15.7    $   10.5    $   12.4
         Foreign                                       69.6        57.7        43.0
                                                       85.3        68.2        55.4
      Deferred:

         Domestic                                      (7.3)         .8         1.1
         Foreign                                        7.1        (6.5)      (20.3)
                                                        (.2)       (5.7)      (19.2)


      Total provision                              $   85.1    $   62.5    $   36.2



      A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 1995, 1994 and 1993 to the income (loss) before income taxes and extraordinary item is as follows:



                                                   1995       1994        1993
--------------------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)

Tax provision (benefit)
   at statutory rate                              $  79.4    $  (5.3)   $ (28.2)
Nondeductible goodwill
   amortization                                      11.9       10.0       10.4
Nondeductible ESOP
   allocations                                        3.5        6.8        6.1
Rate differences and
   withholding taxes related

   to foreign operations                             19.2       47.1       18.7
Foreign exchange                                      1.2       (4.3)      (7.0)
State tax benefits                                    (.5)      (5.3)      (5.5)
Other, net                                            1.7       (7.9)       8.7
Increase (decrease) in
   valuation allowance                              (31.3)      21.4       33.0
                                                  -------    -------    -------

Total provision                                   $  85.1    $  62.5    $  36.2
                                                  =======    =======    =======



      In addition to the 1995 valuation allowance decrease of $31.3 million and the 1994 and 1993 valuation allowance increases of $21.4 million and $33.0 million, respectively, shown above, valuation allowances of $10.5 million, $3.2 million and $32.1 million, respectively, were also provided for the tax benefits related to the extraordinary losses on retirement of debt (see Note 8).

      The following table details the gross deferred tax liabilities and assets and the related valuation allowances:


                                               1995        1994
------------------------------------------------------------------
 At December 31, (Dollars in millions)

 Deferred tax liabilities:
    Facilities (accelerated depreciation,
       capitalized interest and purchase
       accounting differences)                $  138.8    $  142.3
    Inventory (LIFO and purchase
       accounting differences)                    10.3        15.4
    Employee benefits                              3.5          .6
    Foreign investments                           50.1        50.1
    Other                                         44.8        31.1
                                              --------    --------
                                                 247.5       239.5
                                              --------    --------
 Deferred tax assets:

    Postretirement benefits                      132.7       128.2
    Warranties                                    53.8        35.7
    Alternative minimum tax                       16.7        19.4
    Foreign tax credits and
       net operating losses                       34.4        44.0
    Reserves                                      69.5
                                                              69.0

    Other                                         23.3        46.7


    VALUATION ALLOWANCES                         (98.0)     (118.8)
                                              --------    --------
                                                 232.4       224.2
                                              --------    --------
    Net deferred tax liabilities              $   15.1    $   15.3
                                              ========    ========



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

In 1995 the valuation allowance was reduced as a result of the reversal of existing deferred tax benefits and higher levels of taxable income in the U.S. in 1995 and expected in 1996. Although realization is not assured, management believes it is more likely than not that all of the resulting net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

      As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration, and accordingly no deferred taxes have been provided on such differences, which are significant. It is impracticable because of the complex legal structure of the Company and the numerous tax jurisdictions in which the Company operates to determine such deferred taxes.

      Cash taxes paid were $90 million, $70 million, and $41 million in the years 1995, 1994 and 1993, respectively.


      In connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1990, the German tax authorities have raised questions regarding the treatment of certain significant matters. In prior years the Company paid approximately $21 million (at December 31, 1995 exchange rates) of a disputed German income tax. A suit is pending to obtain a refund of this tax. In March 1996 the Company received an assessment, which it has appealed, for additional taxes of approximately $80 million (at December 31, 1995 exchange rates) (principally relating to the 1988 to 1990 period), plus interest, for the tax return years under audit. In addition, significant transactions similar to those which gave rise to such assessment occurred in years subsequent to 1990. Having assessed additional taxes for the 1988-1990 period, the German tax authorities might, after future tax audits, propose tax adjustments for years 1991 to 1993 that could be as much as 50% higher. The Company, on the basis of the opinion of legal counsel, believes the German tax returns are substantially correct as filed and any such adjustments would be inappropriate and intends to vigorously contest any adjustments which have been or may be assessed. Accordingly, the Company has not recorded any loss contingency at December 31, 1995 with respect to such matters.

      Under German law, the authorities may demand immediate payment of the amount assessed prior to final resolution of the issues. The Company believes, on the basis of the opinion of legal counsel, that it is highly likely that a suspension of payment pending final resolution would be obtained. If immediate payment were required, the Company expects that it would be able to make such payment from available sources of liquidity or credit support.

      As a result of German tax legislation, first effective in 1994, the Company's tax provision in Germany was higher in 1994 and in 1995 and will continue to be in the future. As a result of this German tax legislation and the related additional tax provisions, the Company believes its tax exposure to the major issues under the audit referred to above will be reduced for 1994, 1995 and future years.

      American Standard Inc. makes substantial interest payments to its indirect wholly-owned Netherlands subsidiary. Prior to 1995, these interest payments had been exempt from U.S. withholding tax under an income tax treaty between the United States and the Netherlands. Under a provision in a new treaty such interest payments starting in 1995 could have become subject to a 15% U.S. withholding tax, except that the Company received a favorable ruling from the IRS making a determination that no U.S. withholding tax was imposed for 1995. The Company believes, based on the ruling exempting 1995 interest payments from U.S. withholding tax, that its request for a subsequent ruling covering such interest payments in 1996 (and later years) should also receive favorable IRS action. If the subsequent IRS ruling request is not resolved favorably, additional withholding taxes of approximately $8 million per year could be imposed on the Company commencing in 1996. In such case the Company would consider alternatives designed to mitigate the increased withholding taxes; however, there is no assurance that such alternatives could be found.

NOTE 6. INVENTORIES

The components of inventories are as follows:

                                           1995       1994
-----------------------------------------------------------
 At December 31, (Dollars in millions)

 Finished products                       $  190.7   $ 160.2
 Products in process                         84.7      82.5
 Raw Materials                               86.9      80.5
                                         --------   -------
 Inventories at cost                     $  362.3   $ 323.2
                                         ========   =======

      The carrying cost of inventories approximates current cost.

NOTE 7. FACILITIES

The components of facilities, at cost, are as follows:


                                        1995          1994
-------------------------------------------------------------
 At December 31, (Dollars in millions)


Land                                  $     74.3   $     65.8
Buildings                                  356.3        325.7
Machinery and Equipment                    888.3        776.2
Improvements in progress                   119.2         75.2
                                      ----------   ----------
Gross facilities                         1,438.1      1,242.9
Less: Accumulated Depreciation             513.6        430.2
                                      ----------   ----------
Net facilities                        $    924.5   $    812.7
                                      ==========   ==========





NOTE 8. DEBT

The 1995 Refinancing -- In the first quarter of 1995 the Company completed a major refinancing (the "1995 Refinancing") consisting of: (i) the October 1994 amendment to the Company's 1993 credit agreement ("1993 Credit Agreement") which provided an additional term loan of $325 million (the "October Borrowing"), the proceeds of which were used to redeem $317 million in aggregate principal amount of the Company's 141/4% Subordinated Discount Debentures Due 2003 and 123/4% Junior Subordinated Debentures Due 2003 and to pay redemption premiums of $4.4 million and debt issuance and other costs in November 1994; (ii) the IPO (see
Note 9), the net proceeds of which, totaling $281 million, were used to repay indebtedness; and (iii) the February 1995 amendment and restatement of the 1993 Credit Agreement (as so amended and restated, the "1995 Credit Agreement"), which provided a secured multi-currency, multi-borrower credit facility aggregating $1.0 billion, the proceeds of which were used to replace outstanding borrowings under the 1993 Credit Agreement.

      The 1995 Credit Agreement provides American Standard Inc. and certain subsidiaries (the "Borrowers") an aggregate, secured facility of $1.0 billion available to all Borrowers as follows: (a) a $100 million U.S. Dollar Term Loan Facility (the "Term Loan Facility") which expires in 2000; (b) a $250 million U.S. Dollar Revolving Credit Facility and a $300 million Multi-currency Revolving Credit Facility (the "Revolving Facilities") which expire in 2002; and
(c) a $350 million Multi-currency Periodic Access Credit Facility (the "Periodic Access Facility") which expires in 2002.

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

      Borrowings under the Term Loan Facility bear interest at the London interbank offered rate ("LIBOR") plus 1.5% and borrowings under the Periodic Access Facility bear interest at LIBOR plus 1.75%. Loans under the Revolving Facilities bear interest at the prime rate plus .75% or LIBOR plus 1.75%. These initial rates are subject to reduction in the event the Company attains certain financial ratios.

      As a result of the redemption of debt in 1995, 1994 and 1993 the Consolidated Statement of Operations included extraordinary charges of $30 million, $9 million and $92 million, respectively (including call premiums, the write-off of deferred debt issuance costs, and in 1993 the loss on cancellation of foreign currency swap contracts) on which no tax benefit was recorded (see
Note 5).

Short-term -- The Revolving Facilities under the 1995 Credit Agreement provide for aggregate borrowings of up to $550 million, of which up to $200 million may be used for the issuance of letters of credit and $40 million of which is available for same-day short-term borrowings. The Company pays a commitment fee of 0.375% per annum on the unused portion of the Revolving Facilities and a fee of 1.75% plus issuance fees for letters of credit. At December 31, 1995, there were $180 million of borrowings outstanding under the Revolving Facilities and $58 million of letters of credit. Remaining availability under the Revolving Facilities was $312 million. Borrowings under the Revolving Facilities are short-term by their terms and since approximately $218 million of long-term debt under the 1993 Credit Agreement was replaced with loans under the Revolving Facilities, a significantly larger amount of debt has been classified as short-term subsequent to the 1995 Refinancing. Average borrowings under the revolving credit facilities available under bank credit agreements for 1995, 1994, and 1993, were $278 million, $73 million, and $39 million, respectively. Each Revolving Facilities borrowing is due at the end of the respective interest period (a maximum of six months). The Company may, however, concurrently reborrow such amounts subject to compliance with applicable conditions of the 1995 Credit Agreement.

      Other short-term borrowings are available outside the United States under informal credit facilities and are typically in the form of overdrafts. At December 31, 1995, the Company had $60 million of such foreign short-term debt outstanding at an average interest rate of 10.96% per annum. The Company also had an additional $91 million of unused foreign facilities. These facilities may be withdrawn by the banks at any time.

      Average short-term borrowings for 1995, 1994 and 1993 were $334 million, $119 million and $118 million, respectively, at weighted average interest rates of 7.85%, 9.40% and 8.97%, respectively. Total short-term borrowings outstanding at December 31, 1995, 1994 and 1993 were $240 million, $70 million, and $38 million, respectively, at weighted average interest rates of 7.9%, 10.7%, and 10.3%, respectively.

Long-term -- Long-term debt was as follows:

                                                   1995          1994
----------------------------------------------------------------------
 At December 31, (Dollars in millions)

 Bank credit agreements                        $    432.1   $    940.0
 9 1/4% sinking fund debentures, due in
    installments from 1997 to 2016                  150.0        150.0
 10 7/8% senior notes due 1999                      150.0        150.0
 11 3/8% senior debentures due 2004                 250.0        250.0
 9 7/8% senior subordinated notes due 2001          200.0        200.0
 10 1/2% senior subordinated discount
    debentures (net of unamortized
    discount of $162.2 million in 1995;
    $221.4 million in 1994) due in
    installments from 2003 to 2005                  578.5        529.3


 Other Long-Term Debt                                82.4         74.6
                                               ----------   ----------
                                                  1,843.0      2,293.9
 Less current maturities                             72.9        141.6
                                               ----------   ----------
                                               $  1,770.1   $  2,152.3
                                               ==========   ==========



      As of December 31, 1995, the amounts of long-term debt maturing in years 1996 through 2000 were: 1996-$73 million; 1997-$74 million; 1998-$84 million;
1999-$233 million; and 2000-$101 million.

      Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 1995, 1994, and 1993, were $4.0 million, $2.9 million, and $2.7 million, respectively. Cash interest paid for those same years on all outstanding indebtedness amounted to $161 million, $186 million, and $198 million, respectively.

      The 1995 Credit Agreement loans and effective weighted average interest rates in effect at December 31, 1995, were:


-------------------------------------------------------------
 U.S. Dollar Equivalent (Dollars in millions)

 Periodic access loans:
    Deutschemark loans at 5.39%                     $  282.5
    British sterling loans at 8.23%                     34.8
    Dutch Guilder Loans At 5.23%                        24.8
                                                    --------
 Total periodic access loans                           342.1

 Term loans:
    U.S. dollar loans at 6.91%                          90.0
                                                    --------
 Total 1995 Credit Agreement
    long-term loans                                    432.1
 Revolver loans at 6.9%                                179.8
                                                    --------
 Total 1995 Credit Agreement loans                  $  611.9
                                                    ========


The 1993 Credit Agreement loans and effective weighted average interest rates in effect at December 31, 1994 were as follows:


-------------------------------------------------------------
 U.S. Dollar Equivalent (Dollars in millions)

 Periodic access loans at 8.23%                     $  174.6
 Term loans at 8.68%                                   765.4
                                                    --------
 Total 1993 Credit Agreement long-term loans           940.0
 Revolver loans at 9.7%                                 38.0
                                                    --------
 Total 1993 Credit Agreement loans                  $  978.0
                                                    ========

      The 9 7/8% Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, on and after June 1, 1998, at redemption prices declining from 102.82% in 1998 to 100% on June 1, 2000, and thereafter. The
10 1/2% Senior Subordinated Discount Debentures may be redeemed at the Company's option, in whole or in part, on and after June 1, 1998, at redemption prices declining from 104.66% in 1998 to 100% on June 1, 2002, and thereafter. The payment of the principal and interest on the 97/8% Senior Subordinated Notes and on the 10 1/2% Senior Subordinated Discount Debentures (together the "Senior Subordinated Debt") is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the credit agreements, the 9 1/4% Sinking Fund Debentures, the 10 7/8% Senior Notes, and the 11 3/8% Senior Debentures (the said notes and debentures together the "Senior Securities").

      The 9 1/4% Sinking Fund Debentures are redeemable at the Company's option, in whole or in part, at redemption prices declining from 104.625% in 1996 to 100% in 2006 and thereafter. The 10 7/8% Senior Notes are not redeemable by the Company. The 11 3/8% Senior Debentures are redeemable at the option of the Company, in whole or in part, on or after May 15, 1997, at redemption prices declining from 105.69% in 1997 to 100% on May 15, 2002, and thereafter.

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

      The 1995 Credit Agreement contains various covenants that limit, among other things, mergers and asset sales, indebtedness, dividends on and redemption of capital stock of the Company, voluntary prepayment of certain other indebtedness, of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, the use of proceeds from asset sales, intercompany transactions and transactions with affiliates and certain other business activities. The covenants also require the Company to meet certain financial tests. The Company believes it is currently in compliance with the covenants contained in the 1995 Credit Agreement.

      The indentures related to the Company's debentures and notes contain various covenants which, among other things, limit debt and preferred stock of the Company and its subsidiaries, dividends on and redemption of capital stock of the Company and its subsidiaries, redemption of certain subordinated obligations of the Company, the use of proceeds from asset sales and certain other business activities. The Company believes it is currently in compliance with the covenants of those indentures.

      In November 1995 the Company acquired substantially all of the remaining outstanding common shares and convertible bonds of Etablissement Porcher ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had an ownership interest of 32.88%. The $25 million cost of the acquisition was funded with a borrowing under the Revolving Facilities. In addition $31 million of Porcher debt was assumed. In 1995 Porcher had sales of $216 million and was accounted for as an unconsolidated joint venture.

      In December 1995 the Company completed arrangements to establish air conditioning operations in the People's Republic of China ("PRC") through a holding company, A-S Air Conditioning Products Limited ("ASAP") in which a 64.4% owned subsidiary has a 50.4% ownership interest. The Company contributed to ASAP its 50% interest (valued at $10 million) in a Hong Kong joint venture (which imports and distributes air conditioning products) and is committed to contribute $20 million in cash, $8 million of which had been contributed as of December 31, 1995. Minority investors are committed to contribute $62 million, of which $26 million had been contributed as of December 31, 1995. In conjunction with the acquisition by ASAP of majority ownership positions in three manufacturing joint ventures, ASAP assumed debt of $21 million.

NOTE 9. PUBLIC OFFERINGS OF COMMON STOCK OF AMERICAN STANDARD COMPANIES INC.

In the first quarter of 1995 American Standard Companies Inc. sold 15,112,300 shares of its common stock at $20 per share in its initial public offering (the "IPO"), which yielded net proceeds of $281 million (including proceeds from the exercised portion of the underwriters' over-allotment option and after deducting underwriting discounts and expenses) which were transferred to American Standard Inc. and used to reduce indebtedness. Of the total net proceeds transferred, $269 million was contributed to the capital of American Standard Inc. and $12 million was loaned under an intercompany demand note. The IPO and an amended bank credit agreement were both part of a major refinancing completed in the first quarter of 1995 (see Note 8).

      In September 1995 American Standard Companies Inc. completed a secondary offering (the "Secondary Offering" and together with the IPO, the "Offerings") of 22,500,000 shares of its common stock, substantially all of which shares were owned by Kelso ASI partners, L.P., ("ASI Partners"), the largest stockholder of American Standard Companies Inc. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and the Company received no proceeds therefrom. After the Offerings, ASI Partners owned approximately 27% of the outstanding common stock of American Standard Companies Inc. and for so long as ASI Partners continues to own at least 20% of the outstanding common stock, will retain the right to designate four nominees for election to the eleven member Board of Directors of American Standard Companies Inc.

      In January 1995 American Standard Companies Inc. established the Stock Incentive Plan (the "Stock Plan") under which awards may be granted to officers and other key executives and employees in the form of stock options, stock appreciation rights, restricted stock, or restricted units in shares of common stock of American Standard Companies Inc. The maximum number of shares or units that may be issued under the Stock Plan is 7,604,475. Stock options to purchase 4,998,000 shares at the initial public offering price of $20 per share were awarded to approximately 900 employees in the first quarter of 1995. The awards vest ratably over three years and are exercisable over a period of ten years.

      A summary of changes in stock options of American Standard Companies Inc. during 1995 is as follows:




-----------------------------------------------------------------
                                           Number           Price
                                        of Shares       per Share

 Initial awards granted in
    February 1995                      4,998,000    $       20.00
 Other awards granted                      8,000    $20.00-$26.50
 Cancelled                               (32,000)   $       20.00
                                       ---------
 Outstanding at December 31,1995       4,974,000    $20.00-$26.50
                                       =========
As of December 31, 1995:
    Options exercisable                     None
    Available for grant                2,630,475



NOTE 10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of selected financial instruments at December 31, 1995, approximates carrying amounts except as follows:

-----------------------------------------------------------------
 (Dollars in millions)                 Carrying          Fair
                                         Amount         Value

 10 7/8% senior notes                   $ 150          $ 165
 11 3/8% senior debentures                250            276
  9 7/8% senior subordinated notes        200            216
 10 1/2% senior subordinated
         discount debentures              579            635
  9 1/4% sinking fund debentures          150            155


      The fair values presented above are estimates as of December 31, 1995, and are not necessarily indicative of amounts the Company could realize or settle currently or indicative of the intent or ability of the Company to dispose of or liquidate such instruments.

      The fair values of the Company's 1995 Credit Agreement loans are estimated using indicative market quotes obtained from a major bank. The fair values of senior notes, senior debentures, senior subordinated notes, senior subordinated discount debentures and sinking fund debentures are based on indicative market quotes obtained from a major securities dealer. The fair values of other loans approximate their carrying value.

NOTE 11. RELATED PARTY TRANSACTIONS

In 1993 and 1994 the Company paid Kelso and Company, L.P. ("Kelso"), an affiliate of ASI Partners, the largest shareholder of American Standard Companies Inc., an annual fee of $2.75 million for providing management consulting and advisory services. In December 1994 the Company paid Kelso a one-time fee of $20 million in connection with the amendment of certain agreements in anticipation of the IPO of American Standard Companies Inc., including an amendment eliminating future payments of the $2.75 million annual fee but providing for the continuation of such services.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under the terms of all noncancellable operating leases in effect at December 31, 1995, were: 1996 - $54 million; 1997
- $46 million; 1998 - $38 million; 1999 - $29 million; 2000 - $25 million; and
thereafter - $46 million. Net rental expenses for operating leases were $59 million, $45 million, and $34 million for the years ended December 31, 1995, 1994, and 1993, respectively.

      The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of numerous sites. In those instances where it is probable as a result of such proceedings that the Company will incur costs which can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a material adverse effect on its consolidated financial position, cash flows or results of operations.

      The tax returns of the Company's German subsidiaries are currently under examination by the German tax authorities (see Note 5).

NOTE 13. SEGMENT DATA

Identifiable assets as of December 31, 1995, 1994 and 1993 and sales and operating income by geographic location for the years then ended are shown in the following tables. Sales and operating income by segment are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8.

 Segment Data                                       1995         1994            1993
----------------------------------------------------------------------------------------
 Year Ended December 31, (Dollars in millions)

 Sales-Geographic distribution:
    United States                                  $ 2,809      $ 2,465         $ 2,096
    Europe                                           1,917        1,572           1,315
    Other                                              692          550             483
    Eliminations                                      (197)        (130)            (64)
                                                   -------      -------         -------
       Total sales                                 $ 5,221      $ 4,457         $ 3,830
                                                   =======      =======         =======
 Operating Income-Geographic distribution:
    United States                                  $   244      $   168         $   125
    Europe                                             243          144             118
    Other                                               47           43              39
                                                   -------      -------         -------
       Total operating income                      $   534      $   355         $   282
                                                   =======      =======         =======
 Assets
    Air Conditioning Products                      $ 1,432      $ 1,223         $ 1,167
    Plumbing Products                                1,088          957             960
    Automotive Products                                805          755             652
                                                   -------      -------         -------
       Total identifiable assets                   $ 3,325      $ 2,935         $ 2,779
                                                   =======      =======         =======
 Geographic distribution:
    United States                                  $ 1,075      $ 1,025         $ 1,013
    Europe                                           1,557        1,343           1,196
    Other                                              693          567             570
                                                   -------      -------         -------
       Total identifiable assets                     3,325        2,935           2,779
                                                   =======      =======         =======
 Prepaid charges                                        39           64              82
 Future income tax benefits                             30           22              25
 Cash and cash equivalents                              89           93              53
 Corporate assets                                       37           42              52
                                                   -------      -------         -------
       Total assets                                $ 3,520      $ 3,156         $ 2,991
                                                   =======      =======         =======
 Goodwill included in assets:
    Air Conditioning Products                      $   334      $   331         $   337
    Plumbing Products                                  302          295             296
    Automotive Products                                446          427             393
                                                   -------      -------         -------
       Total goodwill                              $ 1,082      $ 1,053         $ 1,026
                                                   =======      =======         =======
 Capital expenditures:
    Air Conditioning Products                      $    70      $    45         $    38
    Plumbing Products                                   93           55              46
    Automotive Products                                 44           30              14
                                                   -------      -------         -------
       Total capital expenditures                  $   207      $   130         $    98
                                                   =======      =======         =======
 Depreciation and amortization:
    Air Conditioning Products                      $    51      $    51         $    53
    Plumbing Products                                   50           64(a)           49
    Automotive Products                                 42           39              35
                                                   -------      -------         -------
       Total depreciation and amortization         $   143      $   154         $   137
                                                   =======      =======         =======


(a) Includes an asset loss provision of $14 million.

 Quarterly Data (Unaudited)                                                                                 1995
-------------------------------------------------------------------------------------------------------------------
 (Dollars in millions)                                                  First      Second      Third       Fourth

 Sales                                                                $1,225.2    $1,370.8    $1,316.3     $1,311.2
 Cost of sales                                                           909.1     1,008.5       975.1        994.3
 Income before income taxes and extraordinary item                        45.4        85.0        67.0         29.5
 Income taxes                                                             18.9        35.5        23.6          7.1
                                                                      --------    --------    --------     --------
 Income before extraordinary item                                         26.5        49.5        43.4         22.4
 Extraordinary loss on retirement of debt                                (30.1)       --         --           --
                                                                      --------    --------    --------     --------
    Net income (loss)                                                 $   (3.6)   $   49.5    $   43.4     $   22.4
                                                                      ========    ========    ========     ========




                                                                                                               1994
-------------------------------------------------------------------------------------------------------------------
 (Dollars in millions)                                            First      Second(a)      Third        Fourth(b)

 Sales                                                           $  989.6    $  1,130.5    $  1,188.8   $  1,148.6
 Cost of sales                                                      746.3         857.3         883.5        890.2
 Income (loss) before income taxes and extraordinary item             3.4           3.5          26.2        (48.3)
 Income taxes                                                        16.7          14.9          15.1         15.8
                                                                 --------    ----------    ----------   ----------
 Income (loss) before extraordinary item                            (13.3)        (11.4)         11.1        (64.1)
 Extraordinary loss on retirement of debt                          --            --            --             (8.7)
                                                                 --------    ----------    ----------   ----------
    Net income (loss)                                            $  (13.3)   $    (11.4)   $     11.1   $    (72.8)
                                                                 ========    ==========    ==========   ==========




(a)Results for the second quarter of 1994 included pre-tax charges of $40 million ($33 million after tax) related to employee severance, consolidation of production facilities, the implementation of cost reduction actions, and a provision for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives.

(b)The fourth quarter of 1994 included a one-time special charge of $20 million in connection with the amendment of certain agreements in anticipation of the IPO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

Not required under reduced disclosure format at contemplated by General Instruction J to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2.   Financial statements and financial statement schedules

               The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 33 of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 33 hereof are incorporated herein by reference.

1          3.   Exhibits

               The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b) Reports on Form 8-K for the quarter ended December 31, 1995.

               The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          AMERICAN STANDARD INC.
                                             By:     /s/  EMMANUEL A.  KAMPOURIS
                                                          ----------------------
                                                        (Emmanuel A.  Kampouris)
                                 Chairman, President and Chief Executive Officer

March 29 , 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996:


/s/  EMMANUEL A. KAMPOURIS
------------------------------
(Emmanuel A. Kampouris)              Chairman, President and Chief Executive Officer; Director
                                     (Principal Executive Officer)

/s/  FRED A. ALLARDYCE
------------------------------
(Fred A. Allardyce)                  Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

/s/  G.  RONALD SIMON
------------------------------
(G. Ronald Simon)                    Vice President and Controller
                                     (Principal Accounting Officer)

/s/  STEVEN E. ANDERSON
------------------------------
(Steven E. Anderson)                 Director


/s/  HORST HINRICHS
------------------------------
(Horst Hinrichs)                     Director


/s/  GEORGE H. KERCKHOVE
------------------------------
(George H. Kerckhove)                Director


/s/  SHIGERU MIZUSHIMA
------------------------------
(Shigeru Mizushima)                  Director


/s/  FRANK T. NICKELL
------------------------------
(Frank T. Nickell)                   Director


/s/  ROGER W. PARSONS
------------------------------
(Roger W. Parsons)                   Director


/s/  J. DANFORTH QUAYLE
------------------------------
(J. Danforth Quayle)                 Director


/s/  DAVID M. RODERICK
------------------------------
(David M. Roderick)                  Director


/s/  JOHN RUTLEDGE
------------------------------
(John Rutledge)                      Director


/s/  JOSEPH S. SCHUCHERT
------------------------------
(Joseph S. Schuchert)                Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

1.    Financial Statements
      Consolidated Balance Sheet at
           December 31, 1995, and 1994                                    14
      Years ended December 31, 1995, 1994, and 1993:
           Consolidated Statement of Operations                           13
           Consolidated Statement of Cash Flows                           15
           Consolidated Statement of Stockholder's Deficit                16
      Notes to Financial Statements                                      17-29
      Segment Data                                                      8 and 29
      Quarterly Data (Unaudited)                                          30
      Report of Independent Auditors                                      12



2.    Financial statement schedule, years ended
      December 31, 1995, and 1993

      II    Valuation and Qualifying Accounts                             35

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of American Standard Inc. as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 26, 1996 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of American Standard Inc. listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.


In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                       Ernst & Young LLP

New York, New York
February 26, 1996

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1994, and 1993
                             (Dollars in thousands)


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

1995:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable               $ 19,569       $ 10,811       $  6,064(A)        $  2,662           $    352        $ 27,330
==============================================================================================================================
Reserve for post-retirement
benefits                          $437,708       $ 52,190       $(21,808)(B)       $ (5,761)(C)       $ 20,069        $482,398
==============================================================================================================================
1994:
Reserve deducted from
assets:
Allowance for doubtful
accounts receivable               $ 15,666       $ 10,208       $ (6,868)(A)       $    533           $     30        $ 19,569
==============================================================================================================================
Reserve for post-retirement
benefits                          $387,038       $ 44,352       $(23,062)(B)       $  3,188(D)        $ 26,192        $437,708
==============================================================================================================================
1993:
Reserve deducted from
assets:
Allowance for doubtful
accounts receivable               $ 12,827       $ 10,118       $ (6,584)(A)          $   -           $   (695)       $ 15,666
==============================================================================================================================
Reserve for post-retirement
benefits                          $368,868       $ 48,827       $(25,815)(B)       $11,832 (E)        $(16,674)       $387,038
==============================================================================================================================

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A)     Accounts charged off.
(B)     Payments made during the year.
(C)     Includes $6 million reduction in minimum pension liability.
(D) Includes $3 million reduction in minimum pension liability primarily offset by $5 million from acquisition of new business.
(E) Includes $19 million increase in minimum pension liability offset by a $7 million reduction resulting from curtailment of certain plans.

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS

                  (Item 14(a)3 - Exhibits Required by Item 601
                   of Regulation S-K and Additional Exhibits)


(The Commission File Number of American Standard Inc., the Registrant (sometimes hereinafter referred to as the "Company"), and for all Exhibits incorporated by reference, is 33-64450, except those Exhibits incorporated by reference in filings made by American Standard Companies Inc. (formerly named ASI Holding Corporation) ( "Holding") the Commission File Number of which is 1-11415; prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding's Commission File Number was 33-23070.)

(3)  (i)       Restated Certificate of Incorporation of American Standard Inc.
               (the "Company"); previously filed as Exhibit (3)(i) in the Company's Form 10-Q for the quarter ended June 30, 1995, and herein incorporated by reference.

      (ii) Amended By-laws of the Company, as adopted May 4, 1995; previously filed as Exhibit (3) (ii) in the Company's Form 10-Q for the quarter ended June 30, 1995, and herein incorporated by reference.

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

      (iv) Form of 10-7/8% Senior Notes due 1999 included as Exhibit A to the Indenture described in (4) (iii) above.

       (v) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; previously filed as Exhibit (4) (iii) to the Company's Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

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

      (xii) Credit Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent and Arranger; Bankers Trust Company, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Deutsche Bank AG, The Long-Term Credit Bank of Japan, Ltd., New York

               Branch, and NationsBank of North Carolina, N.A., as Managing Agents, and Banque Paribas, Citibank, N.A., and Compagnie Financiere de CIC et de l'Union Europeenne, New York Branch, as Co-Agents (the "1993 Credit Agreement"); previously filed as Exhibit (4) (xiv) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (xiii) First Amendment, Consent and Waiver, dated as of February 10, 1994, to the 1993 Credit Agreement referred to in (4) (xii) above; previously filed as Exhibit (4) (xvii) in the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

      (xiv) Second Amendment, dated as of October 21, 1994, to the 1993 Credit Agreement referred to in paragraph (4) (xii) above; previously filed as Exhibit (4) (xviii) in Registration Statement No. 33-56409 of Holding under the Securities Act of 1933, as amended, filed November 10, 1994, and herein incorporated by reference.

      (xv) Assignment and Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company, and the financial institutions listed in Schedule I thereto (the "Original Lenders"); the financial institutions listed in
               Schedule II thereto (the "Continuing Lenders"), including Chemical Bank as Administrative Agent for the Original Lenders and Continuing Lenders and as Collateral Agent for the Original Lenders and Continuing Lenders; previously filed as Exhibit (4)
               (xvi) by Holding in its Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

      (xvi) Amended and Restated Credit Agreement, dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent; Citibank, N.A. and NationsBank, N.A. (Carolinas), as Senior Managing Agents; Bank of America Illinois, The Bank of Nova Scotia, Bankers Trust Company, The Chase Manhattan Bank, N.A., Compagnie Financiere de CIC et de L'Union Europeenne, Credit Suisse, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Long-Term Credit Bank of Japan, Limited and The Sumitomo Bank, Ltd., as Managing Agents; and The Bank of New York, Canadian Imperial Bank of Commerce, The Fuji Bank, Limited and The Sanwa Bank Limited, as Co-Agents (the "1995 Credit Agreement"), with exhibits but without schedules. (The 1995 Credit Agreement replaces the 1993 Credit Agreement referred to in Exhibit (4) (xii) above, but the Security documents and the Guarantee Documents entered into pursuant to the 1993 Credit Agreement continue in force and effect as amended by the Credit Documents Amendment Agreement dated as of February 9, 1995 described in Exhibit (4) (xvii) below); previously filed as Exhibit (4) (xvii) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference. (Schedules I, II and III to the 1995 Credit

               Agreement are previously filed as Exhibit (4) (v) in Holding's Form 10-Q for the quarter ended March 31, 1995, and herein incorporated by reference.)

       (xvii) Credit Documents Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain domestic and foreign subsidiaries of the Company, and Chemical Bank, as Administrative Agent and as Collateral Agent for the Lenders under the 1995 Credit Agreement described in Exhibit (4) (xvi) above; previously filed as Exhibit (4) (xviii) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

      (xviii) First Amendment, dated as of March 15, 1995, to the 1995 Credit Agreement referred to in (4) (xvi) above; previously filed as Exhibit (4) (vi) in Holding's Form 10-Q for the quarter ended March 31, 1995, and herein incorporated by reference.

        (xix) Amended and Restated Stockholders Agreement, dated as of December 2, 1994, among Holding, Kelso ASI Partners, L.P. and the Management Stockholders named therein; previously filed as Exhibit (4) (xxi) in Amendment No. 1 to Holding's Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

         (xx) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank, N.A. as Rights Agent; previously filed as Exhibit
               (4) (xxv) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)     *(i)  American Standard Inc. Long-Term Incentive Compensation Plan, as
               amended and restated as of February 3, 1995; previously filed as Exhibit (10) (i) in the Company's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

         (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and Supplemental Incentive Plan, as amended and

* Items in this series 10 consist of management contracts or compensatory plans or arrangements with exception of (10) (v) and (vi).

               restated as of February 3, 1995; previously filed as Exhibit (10)
               (ii) in the Company's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

       (iii) American Standard Inc. Annual Incentive Plan; previously filed as Exhibit (10) (vii) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

       (iv) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995. Filed herewith.

        (v) Consulting Agreement made July 1, 1988, with Kelso & Company, L.P. concerning general management and financial consulting services to the Company; previously filed as Exhibit (10) (xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

       (vi) Agreement, dated as of December 2, 1994, among Holding, the Company and Kelso & Company, L.P., amending the Consulting Agreement referred to in paragraph (10) (v) above; previously filed as Exhibit (10) (xi) in Amendment No. 1 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

       (vii) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995; previously filed as Exhibit (10) (xii) to the Company's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.


      (viii) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10) (i) to Holding's Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

        (ix) Corporate Officers Severance Plan adopted in December, 1990, effective April 27, 1991; previously filed as Exhibit (10) (xix) to the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (x) Estate Preservation Plan adopted in December, 1990; previously filed as Exhibit (10) (xx) to the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

        (xi) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10) (x) above; previously filed as Exhibit (10)
               (xvii) to the Company's

               Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

       (xii) Summary of terms of Unfunded Deferred Compensation Plan, adopted December 2, 1993; previously filed as Exhibit (10) (xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.


       (xiii) American Standard Companies Inc. Stock Incentive Plan; previously filed as Exhibit (10) (xx) in Amendment No. 3 to Holding's Registration Statement No. 33-56409 under the Securities Act, as amended, filed January 5, 1995, and herein incorporated by reference.

       (xiv) American Standard Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan adopted October 6, 1995; filed as an Exhibit to Holding's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, and herein incorporated by reference.

(27)           Financial Data Schedule.