Form 10-Q
period 1996-03-31
AMERICAN STANDARD INC
filed 1996-05-15
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                       OR

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


                                                         X  Yes        No
                                                        ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, outstanding at
                 April 30, 1996                             1,000 shares

                         PART 1.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

     The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months ended March 31, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the first quarter of 1996 are not necessarily indicative of results for the entire year.

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
                   UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                             (Dollars in millions)

                                                                                      THREE MONTHS ENDED
                                                                                     -------------------
                                                                                           MARCH 31,
                                                                                        --------------
                                                                                     1996            1995
                                                                                   --------        --------
 SALES                                                                             $1,364.3        $1,223.2
                                                                                   --------        --------

 COST AND EXPENSES
   Cost of sales                                                                    1,029.0           909.1
   Selling and administrative expenses                                                226.0           200.6
   Asset impairment loss                                                              235.2               -
   Other expense                                                                        7.6            10.7
   Interest expense                                                                    51.5            57.4
                                                                                   --------        --------
                                                                                    1,549.3         1,177.8
 INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                                (185.0)           45.4
 Income taxes                                                                          18.2            18.9
                                                                                   --------        --------

 INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                                                (203.2)           26.5
 Extraordinary loss on retirement of debt                                                 -           (30.1)
                                                                                   --------        --------

 NET LOSS                                                                          $ (203.2)       $   (3.6)
                                                                                   ========        ========



                             See accompanying notes

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
                        UNAUDITED SUMMARY BALANCE SHEET
                             (Dollars in millions)

                                                                              MARCH 31,          DECEMBER 31,
                                                                                1996                1995
                                                                              ---------          ------------
 CURRENT ASSETS
 Cash and cash equivalents                                                     $   32.6            $   88.7
 Accounts receivable                                                              816.4               771.0
 Inventories
     Finished products                                                            236.4               190.7
     Products in process                                                           94.4                84.7
     Raw materials                                                                 99.1                86.9
                                                                               --------            --------
                                                                                  429.9               362.3
 Other current assets                                                              80.3                72.9
                                                                               --------            --------
 TOTAL CURRENT ASSETS                                                           1,359.2             1,294.9

 FACILITIES, less accumulated depreciation;
     Mar. 1996 - $524.5; Dec. 1995- $513.6                                        910.3               924.5
 GOODWILL                                                                         859.4             1,081.6
 OTHER ASSETS                                                                     225.4               218.6
                                                                               --------            --------
 TOTAL ASSETS                                                                  $3,354.3            $3,519.6
                                                                               ========            ========

 CURRENT LIABILITIES
 Loans payable to banks                                                        $  240.2            $  240.0
 Current maturities of long-term debt                                              69.7                72.9
 Accounts payable                                                                 443.2               438.2
 Accrued payrolls                                                                 164.2               171.4
 Other accrued liabilities                                                        402.6               374.1
                                                                               --------            --------
 TOTAL CURRENT LIABILITIES                                                      1,319.9             1,296.6

 LONG-TERM DEBT                                                                 1,747.0             1,770.1
 RESERVE FOR POSTRETIREMENT BENEFITS                                              502.3               482.4
 OTHER LIABILITIES                                                                356.2               350.1
                                                                               --------            --------
 TOTAL LIABILITIES                                                              3,925.4             3,899.2

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDER'S DEFICIT
 Preferred stock, Series A, 1,000 shares issued
     and outstanding, par value $.01                                                  -                   -
 Common stock, 1,000 shares issued and
     outstanding, $.01 par value.                                                     -                   -
 Capital surplus                                                                  530.1               519.9
 Accumulated deficit                                                             (928.0)             (724.8)
 Foreign currency translation effects                                            (173.2)             (174.7)
                                                                               --------            --------
 TOTAL STOCKHOLDER'S DEFICIT                                                     (571.1)             (379.6)
                                                                               --------            --------
                                                                               $3,354.3            $3,519.6
                                                                               ========            ========



                             See accompanying notes

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
                   UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                             --------
                                                                                  1996                  1995
                                                                                --------              --------
 CASH PROVIDED (USED) BY:
   OPERATING ACTIVITIES:
     Income (loss) before extraordinary item                                    $(203.2)             $   26.5
     Asset impairment loss                                                        235.2                     -
     Depreciation                                                                  31.6                  27.1
     Amortization of goodwill                                                       6.6                   8.2
     Non-cash interest                                                             16.4                  16.3
     Non-cash stock compensation                                                    7.9                   6.8
     Changes in assets and liabilities:
        Accounts receivable                                                       (41.1)                (88.3)
        Inventories                                                               (60.0)                (60.2)
        Accounts payable and other accruals                                         9.5                  39.0
        Other assets and liabilities                                               (5.2)                 49.2
                                                                                -------              --------
     Net cash (used) provided by operating activities                              (2.3)                 24.6
                                                                                -------              --------

 INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                    (35.7)                (19.4)
     Investments in affiliated companies                                           (1.5)                 (5.3)
     Other                                                                         18.1                   6.2
                                                                                -------              --------
     Net cash used by investing activities                                        (19.1)                (18.5)
                                                                                -------              --------

 FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                       -                 280.5
     Proceeds from issuance of long-term debt                                         -                 450.2
     Repayments of long-term debt                                                 (29.4)               (960.0)
     Net change in revolving credit facility                                       (7.8)                222.9
     Net change in other short-term debt                                           11.6                 (14.0)
     Other                                                                         (8.5)                (16.0)
                                                                                -------              --------
     Net cash used by financing activities                                        (34.1)                (36.4)
                                                                                -------              --------

 Effect of exchange rate changes on cash and
     cash equivalents                                                               (.6)                    -
                                                                                -------              --------
 Net decrease in cash and cash equivalents                                        (56.1)                (30.3)
 Cash and cash equivalents at beginning of period                                  88.7                  92.7
                                                                                -------              --------
 Cash and cash equivalents at end of period                                     $  32.6              $   62.4
                                                                                =======              ========


                             See accompanying notes

                    AMERICAN STANDARD INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, resulting in a non-cash charge of $235 million, or $3.04 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

NOTE 2.  TAX MATTERS

         As described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                         PART 1.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

OVERVIEW

   Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. Applying the criteria established by FAS 121, the Company concluded that certain assets and related goodwill of its Canadian, French and Mexican operating units were impaired. As a result, the Company recorded a non-cash charge of $235 million, over 90% of which was the write-down of goodwill, for which there is no tax benefit. This charge included $121 million for Air Conditioning Products' operations in Canada and France, and $114 million for Plumbing Products' operations in Canada and Mexico. Excluding this charge, operating income was $125 million in the first quarter of 1996, essentially the same as the $126 million of operating income in the first quarter of 1995.

                        SUMMARY SEGMENT AND INCOME DATA
                             (Dollars in millions)
                                 (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                             1996           1995
                                                                             ----           ----
 Sales:
    Air Conditioning Products                                               $  758         $  643
    Plumbing Products                                                          348            323
    Automotive Products                                                        258            257
                                                                            ------         ------

    Total  sales                                                            $1,364         $1,223
                                                                            ======         ======

 Operating income before asset impairment loss:
     Air Conditioning Products                                              $   61         $   42
     Plumbing Products                                                          22             41
     Automotive Products                                                        42             43
                                                                            ------         ------

                                                                               125            126
     Asset impairment loss:
        Air Conditioning Products                                             (121)             -
        Plumbing Products                                                     (114)             -
                                                                            ------         ------

                                                                              (235)             -
                                                                            ------         ------
     Total operating income (loss)                                            (110)           126
 Interest expense                                                              (52)           (57)
 Corporate items                                                               (23)           (24)
                                                                            ------         ------


 Income (loss) before income taxes and
     extraordinary item                                                     $ (185)        $   45
                                                                            ======         ======

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1996 COMPARED WITH THE FIRST QUARTER OF 1995

         Consolidated sales for the first quarter of 1996 were $1,364 million, an increase of $141 million, or 12% (with little effect from foreign exchange), from $1,223 million in the first quarter of 1995. Sales increased 18% for Air Conditioning Products and 8% for Plumbing Products, while sales for Automotive Products were at essentially the same level as the 1995 quarter.

         Operating income (excluding the asset impairment charge previously mentioned) was $125 million for the first quarter of 1996 (with little effect from foreign exchange), compared with $126 million in the first quarter of 1995. Operating income increased 45% for Air Conditioning Products, remained at the same high level as in the prior year quarter for Automotive Products, but declined 46% for Plumbing Products.

         Sales of Air Conditioning Products increased 18% to $758 million for the first quarter of 1996 from $643 million for the comparable quarter of 1995, as a result of strong gains in sales of applied and unitary commercial systems in all markets, higher volumes of residential products in the U.S. and sales of the new operations in the People's Republic of China ("PRC"). Sales of commercial products in the U.S. increased because of improved markets, demand for chiller replacement (due to the ban on CFC refrigerant production), higher prices and gains in market share. Residential sales were up due to increased preseason distributor stocking and higher prices. International sales of Air Conditioning Products for the first quarter of 1996 increased principally because of sales in the new PRC operations and small volume increases in most other businesses.

         Operating income of Air Conditioning Products, excluding the asset impairment charge, increased 45% to $61 million in the first quarter of 1996 from $42 million in the 1995 quarter, primarily reflecting expanded commercial and residential product sales in the U. S. Despite significantly higher sales (primarily in the PRC), operating income for international operations was essentially unchanged. European operations suffered from weak economic conditions and the new PRC operations were near break-even, while operating results in other operations improved modestly from results in the first quarter of 1995.

         Sales of Plumbing Products increased 8% (with little effect from foreign exchange) to $348 million in the first quarter of 1996 from $323 million in the first quarter of 1995 primarily as a result of the sales of the French manufacturer Porcher (the acquisition of which was completed in November
1995). Excluding Porcher, sales decreased 6% overall, as international sales declined 10%, partly offset by a 4% sales increase for U.S. operations. The decrease in international sales occurred in Europe, particularly in Germany, Italy and France, which suffered from weaker economic conditions, and the Philippines, which was affected by a five-week strike, offset partly by increased volume in the Middle East. Sales in the U.S. increased as a result of higher volumes in retail market channels, higher prices and a favorable product sales mix.

         Operating income of Plumbing Products, excluding the asset impairment charge, decreased 46% to $22 million for the first quarter of 1996 from $41 million for the 1995 period. For international operations, operating income declined primarily because of the weaker European markets, particularly in Germany, and the effects of the Philippines strike. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing and manufacturing cost improvements.

         Sales of Automotive Products for the first quarter of 1996 were $258 million, essentially the same as the sales in the first quarter of 1995 (with little effect from foreign exchange). Unit volume of truck and bus production in western Europe remained high and aftermarket sales were stable overall, whereas trailer, export and Brazilian markets declined.

         Operating income of $42 million for Automotive Products for the 1996 quarter, despite no growth in sales, remained at the same high level as the $43 million earned in the first quarter of 1995. This reflected productivity improvements offsetting higher manufacturing costs.


FINANCIAL REVIEW

         Interest expense decreased $5 million in the first quarter of 1996 compared to the year-earlier quarter primarily as a result of reduced debt balances from application of the net proceeds from the initial public offering of the Company's common stock in February 1995 together with lower overall interest rates on debt outstanding under the Company's 1995 bank credit agreement (the "1995 Credit Agreement"). Corporate costs were essentially the same in the first quarter of both years.

         The income tax provision for the first quarter of 1996 was $18 million, or 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) compared with a provision of $19 million, or 41.6% of pretax income in the first quarter of 1995. Continued improvements in U.S. income in 1996 enabled the Company to recognize previously unrecognized tax benefits, resulting in a lower effective tax rate.

         As a result of the redemption of debt in the first quarter of 1995 upon completion of a refinancing, the first quarter of 1995 included an extraordinary charge of $30 million attributable to the write-off of unamortized debt issuance costs, for which no tax benefit was available.


CASH FLOWS

         Net cash used by operating activities, after cash interest paid of $15 million, was $2 million for the first quarter of 1996, compared with net cash provided of $25 million for the similar period of 1995. The $27 million decrease resulted primarily from timing differences on payments, especially for income taxes. The Company made capital expenditures of $37 million for the first quarter of 1996, including $2 million of investments in affiliated companies compared with capital expenditures of $25 million in the first quarter of 1995, including $5 million of investments in affiliated companies. The principal financing activity during the first quarter of 1996 was a scheduled debt repayment of $25 million.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had outstanding borrowings of $168 million under the Revolving Facilities. There was $323 million available under the Revolving Facilities after reduction for borrowings and for $59 million of letters of credit usage. In addition, at March 31, 1996, the Company's foreign subsidiaries had $93 million available under overdraft facilities which can be withdrawn by the banks at any time.

         The 1995 Credit Agreement contains various covenants that limit certain activities and transactions and require the Company to meet certain financial tests. Certain other American Standard Inc. debt instruments also contain financial tests and other covenants. The Company believes it is currently in compliance with the covenants contained in the 1995 Credit Agreement and other debt instruments.

         As described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

                          PART II.  OTHER INFORMATION

Item     6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K.

         During the quarter ended March 31, 1996, the Company filed no reports on Form 8-K.

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





                                                  By:   G. Ronald Simon
                                        (Vice President and Controller)
                                             (also signing as Principal
                                                    Accounting Officer)





May 15, 1996

                             AMERICAN STANDARD INC.

                               INDEX TO EXHIBITS



Exhibit No.                       Description
                                  -----------
    (27)                     Financial Data Schedule