Form 10-Q
period 1996-06-30
AMERICAN STANDARD INC
filed 1996-08-12
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission file number 33-64450
                             AMERICAN STANDARD INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                               25-0900465
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ              08855-6820
(Address of principle executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (908) 980-6000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                            X  Yes       No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value, outstanding at
        July 31, 1996                                                   1,000
                                                                       (shares)

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The following summary statement of operations of American Standard Inc. ("the Company") and subsidiaries for the three months and six months ended June 30, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three- and six-month periods of 1996 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                                (In millions)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            --------------------    ---------------------
                                              1996        1995        1996         1995
                                            --------    --------    --------     --------
SALES                                       $1,518.3    $1,370.8    $2,882.6     $2,594.0
                                            --------    --------    --------     --------
COST AND EXPENSES
  Cost of sales                              1,133.8     1,008.5     2,162.8      1,917.6
  Selling and administrative expenses          228.5       215.1       454.5        415.7
  Asset impairment loss                           --          --       235.2           --
  Other expense                                  9.8         8.4        17.4         19.1
  Interest expense                              50.8        53.8       102.3        111.2
                                            --------    --------    --------     --------
                                             1,422.9     1,285.8     2,972.2      2,463.6
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                        95.4        85.0       (89.6)       130.4
Income taxes                                    34.6        35.5        52.8         54.4
                                            --------    --------    --------     --------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                            60.8        49.5      (142.4)        76.0
Extraordinary loss on retirement of debt          --          --          --        (30.1)
                                            --------    --------    --------     --------
NET INCOME (LOSS)                           $   60.8    $   49.5    $ (142.4)    $   45.9
                                            ========    ========    ========     ========

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET

                     (Dollars in millions except share data)

                                                     JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                     --------        --------
CURRENT ASSETS
Cash and cash equivalents                            $   23.6        $   88.7
Accounts receivable                                     864.4           771.0
Inventories
   Finished products                                    231.8           190.7
   Products in process                                   90.2            84.7
   Raw materials                                         96.9            86.9
                                                     --------        --------
                                                        418.9           362.3
Other current assets                                     92.2            72.9
                                                     --------        --------
TOTAL CURRENT ASSETS                                  1,399.1         1,294.9

FACILITIES, less accumulated depreciation;
   June 1996 - $540.3; Dec. 1995 - $513.6               912.0           924.5
GOODWILL                                                855.0         1,081.6
OTHER ASSETS                                            223.9           218.6
                                                     --------        --------
TOTAL ASSETS                                         $3,390.0        $3,519.6
                                                     ========        ========
CURRENT LIABILITIES
Loans payable to banks                               $  207.1        $  240.0
Current maturities of long-term debt                     69.3            72.9
Accounts payable                                        432.4           438.2
Accrued payrolls                                        161.7           171.4
Other accrued liabilities                               414.7           374.1
                                                     --------        --------
TOTAL CURRENT LIABILITIES                             1,285.2         1,296.6

LONG-TERM DEBT                                        1,750.8         1,770.1
RESERVE FOR POSTRETIREMENT BENEFITS                     502.2           482.4
OTHER LIABILITIES                                       348.1           350.1
                                                     --------        --------
TOTAL LIABILITIES                                     3,886.3         3,899.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
   and outstanding, par value $.01                         --              --
Common stock, 1,000 shares issued and
   outstanding, $.01 par value                             --              --
Capital surplus                                         544.4           519.9
Accumulated deficit                                    (867.2)         (724.8)
Foreign currency translation effects                   (173.5)         (174.7)
                                                     --------        --------
TOTAL STOCKHOLDER'S DEFICIT                            (496.3)         (379.6)
                                                     --------        --------
                                                     $3,390.0        $3,519.6
                                                     ========        ========

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ---------------------
                                                         1996          1995
                                                       -------       -------
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
   Income (loss) before extraordinary item             $(142.4)      $  76.0
   Asset impairment loss                                 235.2          --
   Depreciation                                           60.4          55.8
   Amortization of goodwill                               13.7          16.6
   Non-cash interest                                      32.1          31.7
   Non-cash stock compensation                            16.6          15.2
   Changes in assets and liabilities:
    Accounts receivable                                  (93.4)       (148.8)
    Inventories                                          (52.8)        (96.7)
    Accounts payable and other accruals                   19.2         109.7
    Other assets and liabilities                         (41.7)         24.6
                                                       -------       -------
  Net cash provided by operating activities               46.9          84.1
                                                       -------       -------
  INVESTING ACTIVITIES:
   Purchases of property, plant and equipment            (75.0)        (56.3)
   Investments in affiliated companies                    (1.8)        (17.1)
   Other                                                  20.0          10.6
                                                       -------       -------
  Net cash used by investing activities                  (56.8)        (62.8)
                                                       -------       -------
  FINANCING ACTIVITIES:
   Capital contributions from parent                        --         269.2
   Proceeds from issuance of long-term debt                2.7         450.5
   Repayments of long-term debt                          (33.3)       (988.0)
   Net change in revolving credit facility               (20.8)        197.7
   Net change in other short-term debt                     4.3          (5.4)
   Other                                                  (7.0)        (11.9)
                                                       -------       -------
  Net cash used by financing activities                  (54.1)        (87.9)
                                                       -------       -------
Effect of exchange rate changes on cash and
   cash equivalents                                       (1.1)           .4
                                                       -------       -------
Net decrease in cash and cash equivalents                (65.1)        (66.2)
Cash and cash equivalents at beginning of period          88.7          92.7
                                                       -------       -------
Cash and cash equivalents at end of period             $  23.6       $  26.5
                                                       =======       =======

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121"), Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of, resulting in a non-cash charge of $235 million in the first quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"

NOTE 2.  TAX MATTERS

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

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Operating income increased 8% to $175 million in the second quarter of 1996 from $162 million in 1995 on a strong performance by Air Conditioning Products and a gain by Plumbing Products, offset partly by a decrease for Automotive Products related to declining markets. Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. As a result, the Company recorded a non-cash charge in the first quarter of 1996 of $235 million, over 90% of which represented the write-down of goodwill, for which there is no tax benefit. Excluding this charge, operating income for the first half of 1996 was $300 million, an increase of 4% over the $288 million of operating income in the first half of 1995.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  -------------------     -------------------
                                                    1996        1995        1996        1995
                                                  -------     -------     -------     -------
Sales:
   Air Conditioning Products                      $   924     $   782     $ 1,682     $ 1,425
   Plumbing Products                                  372         322         720         645
   Automotive Products                                223         267         481         524
                                                  -------     -------     -------     -------

Total sales                                       $ 1,519     $ 1,371     $ 2,883     $ 2,594
                                                  =======     =======     =======     =======

Operating income before asset impairment loss:
   Air Conditioning Products                      $   112     $    86     $   173     $   128
   Plumbing Products                                   35          32          57          73
   Automotive Products                                 28          44          70          87
                                                  -------     -------     -------     -------
                                                      175         162         300         288
Asset impairment loss:
   Air Conditioning Products                           --          --        (121)         --
   Plumbing Products                                   --          --        (114)         --
                                                  -------     -------     -------     -------
                                                       --          --        (235)         --
                                                  -------     -------     -------     -------

Total operating income                                175         162          65         288
Interest expense                                      (50)        (54)       (102)       (111)
Corporate and other expenses                          (29)        (23)        (52)        (47)
                                                  -------     -------     -------     -------
Income (loss) before income taxes
  and extraordinary item                          $    96     $    85     $   (89)    $   130
                                                  =======     =======     =======     =======

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND FIRST SIX MONTHS OF 1996 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF 1995

      Consolidated sales for the second quarter of 1996 were $1,519 million, an increase of $148 million, or 11% (13% excluding the unfavorable effects of foreign exchange), from $1,371 million in the second quarter of 1995. Sales increased 18% for Air Conditioning Products and 16% for Plumbing Products, while sales for Automotive Products decreased 16% compared with the second quarter of 1995. Operating income for the second quarter of 1996 was $175 million, an increase of $13 million, or 8% (11% excluding the unfavorable effects of foreign exchange), from $162 million in the second quarter of 1995. Operating income increased 30% for Air Conditioning Products and 9% for Plumbing Products but decreased 36% for Automotive Products.

      Consolidated sales for the first half of 1996 were $2,883 million, an increase of $289 million, or 11% (12% excluding the unfavorable effects of foreign exchange), from $2,594 million in the first half of 1995. Sales increased 18% for Air Conditioning Products and 12% for Plumbing Products, while sales for Automotive Products declined 8%. Operating income (excluding the asset impairment charge previously mentioned) was $300 million for the first half of 1996, an increase of 4% (6% excluding the unfavorable effects of foreign exchange), compared with $288 million in the first half of 1995. Operating income increased 35% for Air Conditioning Products but declined 22% for Plumbing Products and 20% for Automotive Products.

      Sales of Air Conditioning Products increased 18% (19% excluding the unfavorable effects of foreign exchange) to $924 million for the second quarter of 1996 from $782 million for the comparable quarter of 1995 as a result of strong volume and higher prices for applied and unitary commercial systems in all markets, higher volumes of residential products in the U.S. and sales by the new operations in the People's Republic of China ("PRC"). Sales of commercial products in the U.S. increased because of improved markets, demand for chiller replacement (due to the ban on CFC refrigerant production), higher prices and gains in market share. Residential sales were up because of improved markets due in part to higher than normal temperatures in most regions of the U.S. and improved economic conditions. International sales for the second quarter of 1996 increased principally because of sales in the new PRC operations, along with volume increases in most other businesses. Sales for Air Conditioning Products for the first half of 1996 increased by 18% to $1,682 million from $1,425 million in the first half of 1995, primarily for the reasons cited for the second quarter increase.

      Operating income of Air Conditioning Products increased 30% to $112 million in the second quarter of 1996 from $86 million in the 1995 quarter, primarily reflecting expanded commercial and residential product sales in the U.S. Despite significantly higher sales (primarily in the PRC), operating income for international operations was essentially unchanged. European operations were flat as they continued to experience weak economic conditions while the new PRC operations contributed a modest amount of operating income. Operating income for the first half of 1996, excluding the asset impairment charge explained above, increased 35% essentially for the reasons mentioned for the second quarter increase.

      Sales of Plumbing Products increased 16% (17% excluding the unfavorable effects of foreign exchange) to $372 million in the second quarter of 1996 from $322 million in the second quarter of 1995 primarily as a result of sales by Porcher, the French manufacturer acquired in the fourth quarter of 1995, and higher U.S. sales. Excluding Porcher, 1996 second quarter sales were essentially flat overall compared with the 1995 quarter, as international sales declined 6%, offset by a 13% increase for U.S. operations. The decrease in international sales occurred in Europe, particularly in Germany, Italy and France, which continued to experience weak economic conditions, offset partly by increased volume in the Middle East. Sales in the U.S. increased as a result of higher volumes to retail market channels, higher prices and a favorable product sales mix. Sales of Plumbing Products for the first half of 1996 increased 12% (13% excluding the unfavorable effects of foreign exchange) to $720 million from $645 million in the first half of 1995. Excluding Porcher and foreign exchange effects, sales decreased by 3% for the 1996 half compared with the 1995 period as a result of the same factors affecting the second quarter results and because of a five-week strike in the Philippines that occurred in the first quarter of 1996.

      Operating income of Plumbing Products increased 9% (13% excluding the unfavorable effects of foreign exchange) to $35 million for the second quarter of 1996 from $32 million for the 1995 period, as a result of the turnaround in U.S. operatons, offset partly by a decline for international operations. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing cost improvements. For international operations, operating income declined primarily because of weaker European markets, particularly in Germany, and to a lesser extent in Italy and France. Despite the gain for U.S. operations, operating income for the first half of 1996, excluding the aforementioned asset impairment charge, declined by 22% (21% excluding foreign exchange effects) from the first half of 1995, because of the decline in international operations and the first quarter Philippines strike.

      Sales of Automotive Products for the second quarter of 1996 decreased 16% (12% excluding the unfavorable effects of foreign exchange) to $223 million from $267 million in the second quarter of 1995, primarily because of market weakness in Europe and order delays at several large customers in anticipation of new truck model introductions. Unit volume of truck and bus production in western Europe decreased from the second quarter of 1995, especially in Germany and France, and aftermarket, trailer, export and Brazilian markets also declined. Sales of Automotive Products for the first half of 1996 decreased 8% (6% excluding the unfavorable effects of foreign exchange) to $481 million from $524 million in the first half of 1995, primarily for the reasons which caused declines in the second quarter.

      Operating income for Automotive Products for the second quarter of 1996 was $28 million, a decrease of 36% (32% excluding the unfavorable effects of foreign exchange) from the record $44 million in the second quarter of 1995. This reflected the lower sales because of market weakness, offset partly by productivity improvements. Operating income for Automotive Products for the first half of 1996 was $70 million, a decrease of 20% (18% excluding the unfavorable effects of foreign exchange) from $87 million in the first half of 1995 principally for the reasons described for the second quarter.

FINANCIAL REVIEW

      Interest expense decreased $3 million in the second quarter of 1996 compared to the year-earlier quarter, primarily as a result of reduced debt balances together with lower overall interest rates on debt outstanding under the Company's 1995 bank credit agreement (the "1995 Credit Agreement"). The increase in corporate and other expenses is primarily attributable to higher corporate spending, including increased development expenses, and higher minority interest charges primarily related to the consolidation of the air conditioning venture in the PRC.

      The income tax provision for the second quarter of 1996 was $35 million, or 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) compared with a provision of $35 million, of 41.8% of pretax income in the second quarter of 1995. The second quarter tax rate reflects the full year estimate and is comparable to the full year 1995 rate. Continued improvements in U.S. income enabled the Company to recognize previously unrecognized tax benefits in 1996 and the latter part of 1995, resulting in the lower effective tax rate.

      As a result of the redemption of debt in the first quarter of 1995 upon completion of a refinancing, the first half of 1995 included an extraordinary charge of $30 million attributable to the write-off of unamortized debt issuance costs, for which no tax benefit was available.

CASH FLOWS

      Net cash provided by operating activities, after cash interest paid of $73 million, was $47 million for the first six months of 1996, compared with net cash provided of $84 million for the similar period of 1995. The $37 million decrease resulted primarily from higher payments on liabilities, especially income taxes. Inventories and accounts receivable increased in both six month periods reflecting the increased sales volumes and the seasonal pattern typical of the first half of the year. Despite the overall increase in working capital, inventory turnover as of June 30, 1996, improved one full turn from June 30, 1995, and working capital as a percent of sales improved one point. The Company made capital expenditures of $77 million for the first half of 1996, including $2 million of investments in affiliated companies compared with capital expenditures of $73 million in the first half of 1995, including $17 million of investments in affiliated companies. The principal financing activity during the first half of 1996 was a scheduled debt repayment of $25 million.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company had outstanding borrowings of $153 million under the revolving facilities available under the 1995 Credit Agreement ("Revolving Facilities"). There was $333 million available under the Revolving Facilities after reduction for borrowings and for $64 million of letters of credit usage. In addition, at June 30, 1996, the Company's foreign subsidiaries had $78 million available under overdraft facilities which can be withdrawn by the banks at any time.

      The 1995 Credit Agreement contains various covenants that limit certain activities and transactions and require the Company to meet certain financial tests. Certain other American Standard Inc. debt instruments also contain financial tests and other covenants. The Company believes it is currently in compliance with all such covenants.

      As described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.

      As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, American Standard Inc. is the defendant in a lawsuit brought by Entech Sales and Service, Inc. on behalf of an alleged class of contractors engaged in the service and repair of commercial air conditioning equipment, filed in March 1993. With respect to the one claim that was certified as a class action seeking $680 million (subject to trebling under antitrust law), on May 24, 1996, the District Court granted American Standard Inc.'s motion for summary judgment dismissing the claim. The two remaining alleged violations may now be asserted only by Entech on its own behalf. In management's opinion the remaining litigation will not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are files as part of this quarterly report on form 10-Q.

            (b) Reports on Form 8-K. During the quarter ended June 30, 1996, the Company filed no reports on Form 8-K.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN STANDARD INC.



                                       By: /s/ G. Ronald Simon
                                       -------------------------------
                                              G. Ronald Simon
                                          Vice President & Controller
                                       (Principal Accounting Officer)

      August 9, 1996

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS

      (The File Number of the Registrant, American Standard Inc. is 33-64450)

                 Exhibit No.    Description
                 -----------    -----------
                     (27)       Financial Data Schedule