Form 10-Q
period 1996-09-30
AMERICAN STANDARD INC
filed 1996-11-14
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                                       OR

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



                                                                     X Yes No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at

               October 31, 1996                                          1,000
                                                                       (shares)

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

      The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months and nine months ended September 30, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair representation of financial data for those periods have been included. Results for the first three- and nine-month periods are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                               (In millions)

                                              Three Months Ended  Nine Months Ended
                                                September 30,      September 30,
                                                  1996     1995       1996     1995
                                                 -----    -----      -----     ----

SALES                                        $   1,485   $  1,316  $ 4,368  $   3,910
                                             ---------   --------  -------  ---------

COST AND EXPENSES
  Cost of sales                                  1,114        975    3,277      2,893
  Selling and administrative expenses              225        215      680        631
  Asset impairment loss                              -          -      235          -
  Other expense                                     10          8       28         27
  Interest expense                                  49         51      151        162
                                                    --         --      ---        ---
                                                 1,398      1,249    4,371      3,713
INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                          87         67       (3)       197
Income taxes                                        30         24       83         78
                                                    --         --       --         --

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                              57         43      (86)       119
Extraordinary loss on retirement of debt             -          -        -        (30)
                                                   ---        ---      ---        ---
NET INCOME (LOSS)                            $      57   $     43  $   (86) $      89
                                             =========   ========  ======== =========

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                                  (In millions
                               except share data)

                                                  September 30,    December 31,
                                                      1996              1995
                                                      ----              ----
CURRENT ASSETS
Cash and cash equivalents                           $     69        $     89
Accounts receivable                                      829             771
Inventories
    Finished products                                    243             191
    Products in process                                   93              84
    Raw materials                                         96              87
                                                          --              --
                                                         432             362
Other current assets                                      88              73
                                                          --              --
TOTAL CURRENT ASSETS                                   1,418           1,295

FACILITIES, less accumulated depreciation;
    Sept. 1996 - $564; Dec. 1995- $514                   928             924
GOODWILL                                                 851           1,082
OTHER ASSETS                                             248             219
                                                         ---             ---
TOTAL ASSETS                                          $3,445          $3,520
                                                      ======          ======

CURRENT LIABILITIES
Loans payable to banks                               $   181         $   240
Current maturities of long-term debt                      65              73
Accounts payable                                         407             438
Accrued payrolls                                         166             172
Other accrued liabilities                                445             374
                                                         ---             ---
TOTAL CURRENT LIABILITIES                              1,264           1,297

LONG-TERM DEBT                                         1,738           1,770
RESERVE FOR POSTRETIREMENT BENEFITS                      502             482
OTHER LIABILITIES                                        378             351
                                                         ---             ---
TOTAL LIABILITIES                                      3,882           3,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                        -               -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value                            -               -
Capital surplus                                          554             520
Accumulated deficit                                     (811)           (725)
Foreign currency translation effects                    (180)           (175)
                                                        ----            ----
TOTAL STOCKHOLDER'S DEFICIT                             (437)           (380)
                                                      $3,445          $3,520

                                                      ======          ======

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS
                                  (In millions)
                                                           Nine Months Ended
                                                              September 30,
                                                              ------------
                                                            1996       1995
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item             $   (86)   $   119
    Asset impairment loss                                   235          -
    Depreciation                                             91         84
    Amortization of goodwill                                 21         25
    Non-cash interest                                        47         48
    Non-cash stock compensation                              25         23
    Changes in assets and liabilities:
      Accounts receivable                                   (58)      (130)
      Inventories                                           (67)       (86)
      Accounts payable and other accruals                     7         70
      Other assets and liabilities                          (15)        49
                                                            ---         --
  Net cash provided by operating activities                 200        202
                                                            ---        ---

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment             (123)       (96)
    Investments in affiliated companies                     (12)       (19)
    Other                                                    20         13
                                                             --         --
  Net cash used by investing activities                    (115)      (102)
                                                           ----       ----

  FINANCING ACTIVITIES:
    Capital contributions from parent                         -        270
    Minority partners' contributions to PRC venture          12          -
    Proceeds from issuance of long-term debt                  6        469
    Repayments of long-term debt                            (67)    (1,017)
    Net change in revolving credit facility                 (31)       158
    Net change in other short-term debt                     (18)        (6)
    Other                                                    (6)       (13)
                                                             --        ---
  Net cash used by financing activities                    (104)      (139)
                                                           ----       ----

Effect of exchange rate changes on cash and
  cash equivalents                                           (1)         -
                                                             --         --
Net decrease in cash and cash equivalents                   (20)       (39)
Cash and cash equivalents at beginning of period             89         93
                                                             --         --
Cash and cash equivalents at end of period               $   69    $    54
                                                         ======    =======

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

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Operating income increased 16% to $163 million in the third quarter of 1996 from $140 million in the third quarter of 1995 on strong growth for Air Conditioning Products and an improvement by Plumbing Products, offset partly by a decrease for Automotive Products related to weak markets. Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. As a result, the Company recorded a non-cash charge in the first quarter of 1996 of $235 million, over 90% of which represented the write-down of goodwill, for which there is no tax benefit. Excluding this charge, operating income for the first nine months of 1996 was $463 million, an increase of 8% over the $428 million of operating income in the first nine months of 1995.



                         SUMMARY SEGMENT AND INCOME DATA
                                  (in millions)
                                   (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                     1996      1995        1996       1995
                                     -----     -----       -----      ----
Sales:
    Air Conditioning Products     $   920   $   776       $2,602     $2,201
    Plumbing Products                 359       307        1,079        952
    Automotive Products               206       233         687         757
                                      ---       ---         ---         ---

    Total  sales                   $1,485    $1,316       $4,368     $3,910
                                   ======    ======       ======     ======

Operating income before asset
        impairment loss:
       Air Conditioning Products   $  111   $    81      $   284    $   209
       Plumbing Products               31        23           88         96
       Automotive Products             21        36           91        123
                                       --        --           --        ---
                                      163       140          463        428
Asset impairment loss:
     Air Conditioning Products          -         -         (121)         -
     Plumbing Products                  -         -         (114)         -
                                      ---       ---         -----       ---
                                        -         -         (235)         -
                                      ---       ---         -----       ---
    Total operating income            163       140          228        428
Interest expense                      (49)      (51)        (151)      (162)
Corporate and other expenses          (27)      (22)         (80)       (69)
                                      ---       ---          ---        ---

Income (loss) before income
    taxes and extraordinary item $     87   $    67     $     (3)   $   197
                                 ========   =======     =========   =======


 Results of Operations for the Third Quarter and First Nine Months of 1996 Compared with the Third Quarter and First Nine Months of 1995

     Consolidated sales for the third quarter of 1996 were $1,485 million, an increase of $169 million, or 13% (14% excluding the unfavorable effects of foreign exchange), from $1,316 million in the third quarter of 1995. Sales increased 19% for Air Conditioning Products and 17% for Plumbing Products, while sales for Automotive Products decreased 12% compared with the third quarter of 1995. Operating income for the third quarter of 1996 was $163 million, an increase of $23 million, or 16% (17% excluding the unfavorable effects of foreign exchange), from $140 million in the third quarter of 1995. Operating income increased 37% for Air Conditioning Products and 35% for Plumbing Products but decreased 42% for Automotive Products.

     Consolidated sales for the first nine months of 1996 were $4,368 million, an increase of $458 million, or 12% (13% excluding the unfavorable effects of foreign exchange), from $3,910 million in the first nine months of 1995. Sales increased 18% for Air Conditioning Products and 13% for Plumbing Products, while sales for Automotive Products declined 9%. Operating income (excluding the asset impairment charge previously mentioned) was $463 million for the first nine months of 1996, an increase of 8% (9% excluding the unfavorable effects of foreign exchange), compared with $428 million in the first nine months of 1995. Operating income for the first nine months of 1996 increased 36% for Air Conditioning Products but declined 8% for Plumbing Products and 26% for Automotive Products.

     Sales of Air Conditioning Products increased 19% (with little effect from foreign exchange) to $920 million for the third quarter of 1996 from $776 million for the comparable quarter of 1995. This improvement resulted from substantial volume increases and price gains for applied and unitary commercial systems; higher volumes and prices and a favorable shift to higher-efficiency, higher-capacity products for residential products in the U.S.; and sales by the new operations in the People's Republic of China ("PRC"). Sales of commercial products in the U.S. increased because of improved markets, demand for chiller replacement (due to the ban on CFC refrigerant production), higher prices and gains in market share. Residential sales in the U.S. increased because of strong demand (particularly in the replacement and renovation market), hot weather in some parts of the U.S. and improved economic conditions. International sales for the third quarter of 1996 increased principally because of sales by the new PRC operations, along with volume increases in most other businesses. Sales for Air Conditioning Products for the first nine months of 1996 increased by 18% to $2,602 million from $2,201 million in the first nine months of 1995, primarily for the reasons cited for the third quarter increase.

     Operating income of Air Conditioning Products increased 37% (with little effect from foreign exchange) to $111 million in the third quarter of 1996 from $81 million in the 1995 quarter, primarily reflecting expanded commercial and residential product sales in the U.S. Despite higher sales (primarily in the PRC), operating income for international operations was essentially unchanged. The new PRC operations were at break even, while results in other operations changed little from levels of the third quarter of 1995. Operating income for the first nine months of 1996, excluding the asset impairment charge explained above, increased 36% essentially for the reasons mentioned for the third quarter increase.

     Sales of Plumbing Products increased 17% (18% excluding the unfavorable effects of foreign exchange) to $359 million in the third quarter of 1996 from $307 million in the third quarter of 1995 primarily as a result of sales by Porcher, the French manufacturer acquired in the fourth quarter of 1995, and higher sales in North and Latin American operations. Excluding Porcher and foreign exchange effects, 1996 third quarter sales increased 3% compared with the 1995 quarter, as a result of an 8% increase for U.S. operations, while the international group was essentially flat despite the Latin American gains. Sales in the U.S. increased as a result of higher volumes (primarily in the retail market channel) and higher prices. For the international group, volume gains in Latin American operations (primarily in Mexico) were offset by a sales decline in Europe, particularly in Germany, Italy and France which continued to experience weak economic conditions. Sales of Plumbing Products for the first nine months of 1996 increased 13% (14% excluding the unfavorable effects of foreign exchange) to $1,079 million from $952 million in the first nine months of 1995. Excluding Porcher and foreign exchange effects, sales decreased by 1% for the nine months of 1996 compared with the 1995 period as a result of the same factors affecting the third quarter results and because of a five-week strike in the Philippines that occurred in the first quarter of 1996.

     Operating income of Plumbing Products increased 35% (37% excluding the unfavorable effects of foreign exchange) to $31 million for the third quarter of 1996 from $23 million for the third quarter of 1995 as a result of a solid gain in U.S. operating income, while international operations were flat overall. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing and operating cost improvements. For international operations, operating income gains in Latin America were offset by declines in the weak European markets, particularly in Germany and, to a lesser extent, in Italy and France. Despite a gain for U.S. operations, operating income for the first nine months of 1996, excluding the aforementioned asset impairment charge, declined by 8% (7% excluding foreign exchange effects) from the first nine months of 1995 because of a decline in international operations in the first half of 1996, including the effects of the first quarter Philippines strike.

     Sales of Automotive Products for the third quarter of 1996 decreased 12% (10% excluding the unfavorable effects of foreign exchange) to $206 million from $233 million in the third quarter of 1995, primarily because of a decline in European commercial vehicle production as a result of market weakness and order delays at several large customers in anticipation of new truck model introductions. Unit volume of truck and bus production in western Europe decreased from the third quarter of 1995, especially in Germany and France. Trailer, export and Brazilian markets also decreased, contributing to the sales decline. Sales of Automotive Products for the first nine months of 1996 decreased 9% (7% excluding the unfavorable effects of foreign exchange) to $687 million from $757 million in the first nine months of 1995, primarily for the reasons which caused declines in the third quarter.

     Operating income for Automotive Products for the third quarter of 1996 was $21 million, a decrease of 42% (39% excluding the unfavorable effects of foreign exchange) from $36 million in the third quarter of 1995. This reflected the lower sales and start-up costs associated with new product introductions on 1997 truck models, offset partly by productivity improvements. Operating income for Automotive Products for the first nine months of 1996 decreased by 26% (24% excluding the unfavorable effects of foreign exchange) to $91 million from $123 million in the first nine months of 1995, principally for the same reasons described with respect to the third quarter.


Financial Review

     Interest expense decreased in the third quarter and first nine months of 1996 compared to the year-earlier periods, primarily as a result of reduced debt together with lower overall interest rates under the Company's 1995 bank credit agreement (the "1995 Credit Agreement"). The increase in corporate and other expenses for the third quarter and nine months of 1996 is primarily attributable to spending for corporate development and lower equity in the net results of unconsolidated joint ventures.

     Income tax provisions for the three months and nine months ended September 30, 1996 were $30 million and $83 million, respectively, compared with provisions of $24 million and $78 million in the corresponding periods of 1995. Effective income tax rates for the third quarter and nine months of 1996 were 34.5% and 35.6% of pretax income (excluding the asset impairment charge in the nine month period on which there is no tax benefit), compared with rates of 35.2% and 39.5% in the corresponding year-earlier periods. Both third quarter periods reflect reductions in the estimated full year tax rates. The lower effective tax rates resulted from increased levels of U.S. income (enabling the Company to recognize previously unrecognized tax benefits in both 1995 and 1996) and, in 1996, from proportionately greater pretax income earned in the U.S. (at a lower effective rate) compared to that earned in higher-rate jurisdictions in Europe and elsewhere.

     As a result of the redemption of debt in the first quarter of 1995 upon completion of a refinancing, the first nine months of 1995 included an extraordinary charge of $30 million attributable to the write-off of unamortized debt issuance costs, for which no tax benefit was available.


     Cash Flows

     Net cash provided by operating activities, after cash interest paid of $87 million, was $200 million for the first nine months of 1996, compared with $202 million of net cash provided for the similar period of 1995. Higher income before extraordinary item (excluding the non-cash asset impairment loss of $235 million) along with improved working capital utilization were offset by higher payments on liabilities, especially income taxes. Inventory turnover as of September 30, 1996, improved one full turn from September 30, 1995, and working capital as a percent of sales improved nearly one percentage point. Capital expenditures for the first nine months of 1996 were $135 million, including $12 million of investments in affiliated companies, compared with capital expenditures of $115 million in the first nine months of 1995, including $19 million of investments in affiliated companies. Scheduled debt repayments of $50 million were made during the first nine months of 1996.



Liquidity and Capital Resources

     At September 30, 1996, the Company had outstanding borrowings of $145 million under the revolving facilities available under the 1995 Credit Agreement. There was $347 million available under such revolving facilities after reduction for borrowings and for $58 million of letters of credit usage. In addition, at September 30, 1996, the Company's foreign subsidiaries had $70 million available under overdraft facilities which can be withdrawn by the banks at any time.

     The Company has entered into a financial services partnership, American Standard Financial Services, with Transamerica Commercial Finance Corporation, a subsidiary of Transamerica Corporation, to provide a wide range of financial services to support sales of the Company's products while reducing cash requirements to expand its business. The partnership will offer inventory and consumer financing, commercial leasing and asset-based lending programs, which are expected to enhance the Company's cash flow.

     The 1995 Credit Agreement contains covenants that limit certain activities of the Company and that require the Company to meet certain financial tests. Certain debt instruments also contain financial tests and other covenants. The Company believes it is currently in compliance with all such covenants.

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

     (b) Reports on Form 8-K. Durig the quarter ended September 30, 1996, the Company filed no reports on Form 8-K.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                          AMERICAN STANDARD INC.







                                                             By: G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)









November 13, 1996

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is
     1-11415)



                 Exhibit No.               Description
                    (27)                   Financial Data Schedule