Form 10-Q/A
period 1996-03-31
AMERICAN STANDARD INC
filed 1997-02-18
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO.1

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

               April 30, 1996                                     1,000 shares

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

      The Company has restated its financial statements for the three months ended March 31, 1996 to properly record $3 million of costs and expenses of its French subsidiary Porcher S.A. The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months ended March 31, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the first quarter of 1996 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                              (Dollars in millions)

                                                              Three Months Ended
                                                                   March 31,
                                                              1996        1995
                                                            --------    --------
SALES                                                    $  1,364.3   $ 1,223.2
                                                             --------    -------

COST AND EXPENSES
  Cost of sales                                             1,031.1       909.1
  Selling and administrative expenses                         227.2       200.6
  Asset impairment loss                                       235.2          --
  Other expense                                                 7.6        10.7
  Interest expense                                             51.5        57.4
                                                            --------    -------
                                                            1,552.6     1,177.8
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                         (188.3)       45.4
Income taxes                                                   17.0        18.9
                                                               ------    ------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                        (205.3)       26.5
Extraordinary loss on retirement of debt                        --       (30.1)
                                                           --------    --------

NET LOSS                                                 $  (205.3)   $   (3.6)
                                                          ========      =======



                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions)

                                                   March 31,        December 31,
                                                     1996                1995
                                                     ----                ----
CURRENT ASSETS
Cash and cash equivalents                      $    32.6            $     88.7
Accounts receivable                                816.4                 771.0
Inventories
    Finished products                              236.4                 190.7
    Products in process                             94.4                  84.7
    Raw materials                                   99.1                  86.9
                                                    ----                  ----
                                                   429.9                 362.3
Other current assets                                80.3                  72.9
                                                    ----                  ----
TOTAL CURRENT ASSETS                             1,359.2               1,294.9

FACILITIES, less accumulated depreciation;
    Mar. 1996 - $524.5; Dec. 1995- $513.6          910.3                 924.5
GOODWILL                                           859.4               1,081.6
OTHER ASSETS                                       225.4                 218.6
                                                   -----                 -----
TOTAL ASSETS                                    $3,354.3              $3,519.6
                                                ========              ========

CURRENT LIABILITIES
Loans payable to banks                         $   240.2             $   240.0
Current maturities of long-term debt                69.7                  72.9
Accounts payable                                   445.3                 438.2
Accrued payrolls                                   164.2                 171.4
Other accrued liabilities                          402.6                 374.1
                                                   ------                -----
TOTAL CURRENT LIABILITIES                        1,322.0               1,296.6

LONG-TERM DEBT                                   1,747.0               1,770.1
RESERVE FOR POSTRETIREMENT BENEFITS                502.3                 482.4
OTHER LIABILITIES                                  356.2                 350.1
                                                   -----                 -----
TOTAL LIABILITIES                                3,927.5               3,899.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                    -                     -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                       -                     -
Capital surplus                                    530.1                 519.9
Accumulated deficit                               (930.1)               (724.8)
Foreign currency translation effects              (173.2)               (174.7)
                                                  -------              -------
TOTAL STOCKHOLDER'S DEFICIT                       (573.2)               (379.6)
                                                  ------                ------
                                                $3,354.3              $3,519.6
                                                ========              ========



                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                                        Three months ended
                                                             March 31,
                                                         1996        1995
                                                         ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item          $(205.3)   $   26.5
    Asset impairment loss                              235.2           -
    Depreciation                                        31.6        27.1
    Amortization of goodwill                             6.6         8.2
    Non-cash interest                                   16.4        16.3
    Non-cash stock compensation                          7.9         6.8
    Changes in assets and liabilities:
        Accounts receivable                            (41.1)      (88.3)
        Inventories                                    (60.0)      (60.2)
        Accounts payable and other accruals             12.8        39.0
        Other assets and liabilities                    (6.4)       49.2
                                                        -----       ----
    Net cash (used) provided by operating activities    (2.3)       24.6
                                                        -----       ----

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment          (35.7)      (19.4)
    Investments in affiliated companies                 (1.5)       (5.3)
    Other                                               18.1         6.2
                                                        -----        ---
    Net cash used by investing activities              (19.1)      (18.5)
                                                       ------      -----

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock             -       280.5
    Proceeds from issuance of long-term debt               -       450.2
    Repayments of long-term debt                       (29.4)     (960.0)
    Net change in revolving credit facility             (7.8)      222.9
    Net change in other short-term debt                 11.6       (14.0)
    Other                                               (8.5)      (16.0)
                                                        -----      -----
    Net cash used by financing activities              (34.1)      (36.4)
                                                       ------      -----

Effect of exchange rate changes on cash and
    cash equivalents                                     (.6)          -
                                                         ----          -
Net decrease in cash and cash equivalents              (56.1)      (30.3)
Cash and cash equivalents at beginning of period        88.7        92.7
                                                        -----       ----
Cash and cash equivalents at end of period           $  32.6     $  62.4
                                                     ========    =======


                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS





Note 1.  Adoption of New Accounting Pronouncement

        Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, resulting in a non-cash charge of $235 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. Applying the criteria established by FAS 121, the Company concluded that certain assets and related goodwill of its Canadian, French and Mexican operating units were impaired. As a result, the Company recorded a non-cash charge of $235 million, over 90% of which was the write-down of goodwill, for which there is no tax benefit. This charge included $121 million for Air Conditioning Products' operations in Canada and France, and $114 million for Plumbing Products' operations in Canada and Mexico. Excluding this charge, operating income was $122 million in the first quarter of 1996, compared with $126 million of operating income in the first quarter of 1995.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                   1996            1995
                                                   ----            ----
Sales:
    Air Conditioning Products                   $   758         $   643
    Plumbing Products                               348             323
    Automotive Products                             258             257
                                                    ---             ---

    Total  sales                                 $1,364          $1,223
                                                 ======          ======

Operating income before asset impairment loss:
     Air Conditioning Products                 $     61         $    42
     Plumbing Products                               19              41
     Automotive Products                             42              43
                                                     --              --
                                                    122             126
     Asset impairment loss:
         Air Conditioning Products                 (121)              -
         Plumbing Products                         (114)              -
                                                   ----           -----
                                                   (235)              -
                                                   ----           -----
     Total operating income (loss)                 (113)            126
 Interest expense                                   (52)            (57)
 Corporate items                                    (23)            (24)
                                                    ---             ---

 Income (loss) before income taxes and
     extraordinary item                         $  (188)        $    45
                                                =======         =======

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

         Operating income (excluding the asset impairment charge previously mentioned) was $122 million for the first quarter of 1996 (with little effect from foreign exchange), compared with $126 million in the first quarter of 1995. Operating income increased 45% for Air Conditioning Products, remained at the same high level as in the prior year quarter for Automotive Products, but declined 54% for Plumbing Products.

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

         Operating income of Plumbing Products, excluding the asset impairment charge, decreased 54% to $19 million for the first quarter of 1996 from $41 million for the 1995 period. For international operations, operating income declined primarily because of the weaker European markets, particularly in Germany and France, and to a lesser extent in Italy and the effects of the Philippines strike. In addition, margins in France were lower than in the prior year. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing and manufacturing cost improvements.

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

         The income tax provision for the first quarter of 1996 was $17 million, or 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) compared with a provision of $19 million, or 41.6% of pretax income in the first quarter of 1995. Continued improvements in U.S. income in 1996 enabled the Company to recognize previously unrecognized tax benefits, resulting in a lower effective tax rate.

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







                                                          By:/s/ G. Ronald Simon
                                                 (Vice President and Controller)
                                                      (also signing as Principal
                                                             Accounting Officer)









May 15, 1996

                                          AMERICAN STANDARD INC.

                                            INDEX TO EXHIBITS



Exhibit No.                                 Description

    (27)                            Financial Data Schedule