Form 10-Q/A
period 1996-06-30
AMERICAN STANDARD INC
filed 1997-02-18
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                FORM 10-Q/A No. 1

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
                                                                       (shares)

                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements


         The Company has restated its financial statements to properly record costs and expenses of its French subsidiary, Porcher S.A., of $4 million and $7 million in the three months and six months ended June 30, 1996 respectively. The following summary statement of operations of American Standard Inc. ("the Company") and subsidiaries for the three months and six months ended June 30, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three- and six-month periods of 1996 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                                  (In millions)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                                1996           1995           1996            1995
                                                ----           ----          -----            ----
SALES                                       $1,518.3       $1,370.8       $2,882.6        $2,594.0
                                            --------       --------       ---------       --------

COST AND EXPENSES
  Cost of sales                              1,135.9        1,008.5        2,167.0         1,917.6
  Selling and administrative expenses          229.9          215.1          457.1           415.7
  Asset impairment loss                            -              -          235.2               -
  Other expense                                  9.8            8.4           17.4            19.1
  Interest expense                              50.8           53.8          102.3           111.2
                                                ----           ----         ------           -----
                                             1,426.4        1,285.8        2,979.0         2,463.6
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                        91.9           85.0          (96.4)          130.4
Income taxes                                    33.3           35.5           50.3            54.4
                                                ----           ----          -----            ----

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                            58.6           49.5         (146.7)           76.0
Extraordinary loss on retirement of debt           -              -              -           (30.1)
                                              -------       -------         ------            ----

NET INCOME (LOSS)                         $     58.6    $      49.5      $  (146.7)      $    45.9
                                          ==========    ===========      ==========      =========

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET

                     (Dollars in millions except share data)

                                                    June 30,       December 31,
                                                     1996              1995
                                                     ----              ----
CURRENT ASSETS
Cash and cash equivalents                      $     23.6        $     88.7
Accounts receivable                                 864.4             771.0
Inventories
    Finished products                               231.8             190.7
    Products in process                              90.2              84.7
    Raw materials                                    96.9              86.9
                                                    -----              ----
                                                    418.9             362.3
Other current assets                                 92.2              72.9
                                                    -----              ----
TOTAL CURRENT ASSETS                              1,399.1           1,294.9

FACILITIES, less accumulated depreciation;
    June 1996 - $540.3; Dec. 1995 - $513.6          912.0             924.5
GOODWILL                                            855.0           1,081.6
OTHER ASSETS                                        223.9             218.6
                                                   ------             -----
TOTAL ASSETS                                     $3,390.0          $3,519.6
                                                 ========          ========

CURRENT LIABILITIES
Loans payable to banks                          $   207.1         $   240.0
Current maturities of long-term debt                 69.3              72.9
Accounts payable                                    436.6             438.2
Accrued payrolls                                    161.7             171.4
Other accrued liabilities                           414.8             374.1
                                                    -----             -----
TOTAL CURRENT LIABILITIES                         1,289.5           1,296.6

LONG-TERM DEBT                                    1,750.8           1,770.1
RESERVE FOR POSTRETIREMENT BENEFITS                 502.2             482.4
OTHER LIABILITIES                                   348.1             350.1
                                                    ------            -----
TOTAL LIABILITIES                                 3,890.6           3,899.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                     -                 -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value                         -                 -
Capital surplus                                     544.4             519.9
Accumulated deficit                                (871.5)           (724.8)
Foreign currency translation effects               (173.5)           (174.7)
                                                   -------           ------
TOTAL STOCKHOLDER'S DEFICIT                        (500.6)           (379.6)
                                                   -------           ------
                                                 $3,390.0          $3,519.6
                                                 ========          ========

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)

                                                          Six Months Ended
                                                             June 30,
                                                            --------
                                                      1996               1995
                                                      -----              ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item        $(146.7)             $76.0
    Asset impairment loss                            235.2                  -
    Depreciation                                      60.4               55.8
    Amortization of goodwill                          13.7               16.6
    Non-cash interest                                 32.1               31.7
    Non-cash stock compensation                       16.6               15.2
    Changes in assets and liabilities:
      Accounts receivable                            (93.4)            (148.8)
      Inventories                                    (52.8)             (96.7)
      Accounts payable and other accruals             26.0              109.7
      Other assets and liabilities                   (44.2)              24.6
                                                     ------              ----
  Net cash provided by operating activities           46.9               84.1
                                                      -----              ----

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment       (75.0)             (56.3)
    Investments in affiliated companies               (1.8)             (17.1)
    Other                                             20.0               10.6
                                                      -----              ----
  Net cash used by investing activities              (56.8)             (62.8)
                                                     ------            ------

  FINANCING ACTIVITIES:
    Capital contributions from parent                    -              269.2
    Proceeds from issuance of long-term debt           2.7              450.5
    Repayments of long-term debt                     (33.3)            (988.0)
    Net change in revolving credit facility          (20.8)             197.7
    Net change in other short-term debt                4.3               (5.4)
    Other                                             (7.0)             (11.9)
                                                      -----            ------
  Net cash used by financing activities              (54.1)             (87.9)
                                                     ------            ------

Effect of exchange rate changes on cash and
    cash equivalents                                  (1.1)                .4
                                                      -----                --
Net decrease in cash and cash equivalents            (65.1)             (66.2)
Cash and cash equivalents at beginning of period      88.7               92.7
                                                      -----              ----
Cash and cash equivalents at end of period         $  23.6            $  26.5
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

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Operating income increased 6% to $171 million in the second quarter of 1996 from $162 million in 1995 on a strong performance by Air Conditioning
Products, offset partly by a decrease for Automotive Products related to declining markets. Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. As a result, the Company recorded a non-cash charge in the first quarter of 1996 of $235 million, over 90% of which represented the write-down of goodwill, for which there is no tax benefit. Excluding this charge, operating income for the first half of 1996 was $293 million, an increase of 2% over the $288 million of operating income in the first half of 1995.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                                  --------                --------
                                                 1996      1995       1996       1995
                                                 ----      ----       ----       ----
Sales:
    Air Conditioning Products                    924    $   782     $1,682     $1,425
    Plumbing Products                            372        322        720        645
    Automotive Products                          223        267        481        524
                                                 ----       ----       ----       ---

Total sales                                   $1,519     $1,371     $2,883     $2,594
                                              =======    =======    =======    ======

Operating income before asset impairment loss:
    Air Conditioning Products                    112     $   86    $   173    $   128
    Plumbing Products                             31         32         50         73
    Automotive Products                           28         44         70         87
                                                  ---       ---  -     ---         --
                                                 171        162        293        288

Asset impairment loss:
    Air Conditioning Products                      -          -       (121)         -
    Plumbing Products                              -          -       (114)         -
                                                  --         --      -----        ---
                                                   -          -       (235)         -
                                                  --         --      -----        ---
Total operating income                           171        162         58        288
Interest expense                                 (50)       (54)      (102)      (111)
Corporate and other expenses                     (29)       (23)       (52)       (47)
                                                 ----       ----       -----      ---

Income (loss) before income taxes
  and extraordinary item                     $    92     $   85    $   (96)  $    130
                                              ======      =====    =======   ========


Results of Operations for the Second Quarter and First Six Months of 1996 Compared with the Second Quarter and First Six Months of 1995

         Consolidated sales for the second quarter of 1996 were $1,519 million, an increase of $148 million, or 11% (13% excluding the unfavorable effects of foreign exchange), from $1,371 million in the second quarter of 1995. Sales increased 18% for Air Conditioning Products and 16% for Plumbing Products, while sales for Automotive Products decreased 16% compared with the second quarter of 1995. Operating income for the second quarter of 1996 was $171 million, an increase of $9 million, or 6% (8% excluding the unfavorable effects of foreign exchange), from $162 million in the second quarter of 1995. Operating income increased 30% for Air Conditioning Products, Plumbing Products was essentially unchanged, while Automotive Products had a 36% decrease.

         Consolidated sales for the first half of 1996 were $2,883 million, an increase of $289 million, or 11% (12% excluding the unfavorable effects of foreign exchange), from $2,594 million in the first half of 1995. Sales increased 18% for Air Conditioning Products and 12% for Plumbing Products, while sales for Automotive Products declined 8%. Operating income (excluding the asset impairment charge previously mentioned) was $293 million for the first half of 1996, an increase of 2% (3% excluding the unfavorable effects of foreign exchange), compared with $288 million in the first half of 1995. Operating income increased 35% for Air Conditioning Products but declined 32% for Plumbing Products and 20% for Automotive Products.

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

         Operating income of Plumbing Products decreased to $31 million for the second quarter of 1996 from $32 million for the 1995 period. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing cost improvements. For international operations, operating income declined primarily because of weaker European markets, particularly in Germany and France, and to a lesser extent in Italy. In France, margins decreased from the prior year level. Despite the gain for U.S. operations, operating income for the first half of 1996, excluding the aforementioned asset impairment charge, declined by 32% (31% excluding foreign exchange effects) from the first half of 1995, because of the decline in international operations and the first quarter Philippines strike.

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

         The income tax provision for the second quarter of 1996 was $33 million, or 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) compared with a provision of $35 million, of 41.8% of pretax income in the second quarter of 1995. The second quarter tax rate reflects the full year estimate and is comparable to the full year 1995 rate. Continued improvements in U.S. income enabled the Company to recognize previously unrecognized tax benefits in 1996 and the latter part of 1995, resulting in the lower effective tax rate.

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





August 9, 1996

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS


         (The File Number of the Registrant, American Standard Inc. is 33-64450)

                            Exhibit No.        Description
                               (27)            Financial Data Schedule