Form 10-Q/A
period 1996-09-30
AMERICAN STANDARD INC
filed 1997-02-18
CIK 5850

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
                                                                      (shares)

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

      The Company has restated its financial statements to properly record costs and expenses of its French subsidiary, Porcher S.A., of $2 million and $9 million in the three months and nine months ended September 30, 1996, respectively. The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months and nine months ended September 30, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair representation of financial data for those periods have been included. Results for the first three- and nine-month periods are not necessarily indicative of results for the entire year.

                                 AMERICAN STANDARD INC. AND SUBSIDIARIES
                                UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                                              (In millions)


                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                                1996       1995       1996      1995
                                               -----      -----      -----     -----

SALES                                       $  1,485    $ 1,316    $ 4,368  $  3,910
                                            --------    -------     ------  --------

COST AND EXPENSES
  Cost of sales                                1,115        975      3,282     2,893
  Selling and administrative expenses            226        215        684       631
  Asset impairment loss                            -          -        235         -
  Other expense                                   10          8         28        27
  Interest expense                                49         51        151       162
                                               -----     ------    -------     -----

                                               1,400      1,249      4,380     3,713
INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                        85         67        (12)      197
Income taxes                                      29         24         80        78
                                               -----     ------    --------       --

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                            56         43        (92)      119
Extraordinary loss on retirement of debt           -          -          -       (30)
                                               -----     ------    --------      ---
NET INCOME (LOSS)                           $     56    $    43   $    (92) $      89
                                            ========    =======   =========  ========


                                           See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                                  (In millions
                               except share data)

                                                   September 30,    December 31,
                                                           1996         1995
                                                           ----         ----
CURRENT ASSETS
Cash and cash equivalents                              $     69     $     89
Accounts receivable                                         829          771
Inventories
    Finished products                                       243          191
    Products in process                                      93           84
    Raw materials                                            96           87
                                                             --           --
                                                            432          362
Other current assets                                         88           73
                                                             --           --
TOTAL CURRENT ASSETS                                      1,418        1,295

FACILITIES, less accumulated depreciation;
    Sept. 1996 - $564; Dec. 1995- $514                      928          924
GOODWILL                                                    851        1,082
OTHER ASSETS                                                248          219
                                                            ---          ---
TOTAL ASSETS                                             $3,445       $3,520
                                                         ======       ======

CURRENT LIABILITIES
Loans payable to banks                                  $   181      $   240
Current maturities of long-term debt                         65           73
Accounts payable                                            412          438
Accrued payrolls                                            166          172
Other accrued liabilities                                   446          374
                                                            ----         ---
TOTAL CURRENT LIABILITIES                                 1,270        1,297

LONG-TERM DEBT                                            1,738        1,770
RESERVE FOR POSTRETIREMENT BENEFITS                         502          482
OTHER LIABILITIES                                           378          351
                                                            ---          ---
TOTAL LIABILITIES                                         3,888        3,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                           -            -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                              -            -
Capital surplus                                             554          520
Accumulated deficit                                        (817)        (725)
Foreign currency translation effects                       (180)        (175)
                                                           ----         ----
TOTAL STOCKHOLDER'S DEFICIT                                (443)        (380)
                                                           ----         ----
                                                         $3,445       $3,520
                                                         ======       ======

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS
                                  (In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                           1996         1995
                                                           ----         ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item            $   (92)     $   119
    Asset impairment loss                                  235            -
    Depreciation                                            91           84
    Amortization of goodwill                                21           25
    Non-cash interest                                       47           48
    Non-cash stock compensation                             25           23
    Changes in assets and liabilities:
      Accounts receivable                                  (58)        (130)
      Inventories                                          (67)         (86)
      Accounts payable and other accruals                   16           70
      Other assets and liabilities                         (18)          49
                                                           ----          --
  Net cash provided by operating activities                200          202
                                                           ----         ---

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment            (123)         (96)
    Investments in affiliated companies                    (12)         (19)
    Other                                                   20           13
                                                            ---          --
  Net cash used by investing activities                   (115)        (102)
                                                          -----        ----

  FINANCING ACTIVITIES:
    Capital contributions from parent                        -          270
    Minority partners' contributions to PRC venture         12            -
    Proceeds from issuance of long-term debt                 6          469
    Repayments of long-term debt                           (67)      (1,017)
    Net change in revolving credit facility                (31)         158
    Net change in other short-term debt                    (18)          (6)
    Other                                                   (6)         (13)
                                                            ---         ----
  Net cash used by financing activities                   (104)        (139)
                                                          -----        ----

Effect of exchange rate changes on cash and
  cash equivalents                                          (1)           -
                                                            --            -
Net decrease in cash and cash equivalents                  (20)         (39)
Cash and cash equivalents at beginning of period            89           93
                                                            ---          --
Cash and cash equivalents at end of period              $   69      $    54
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

                                      PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Operating income increased 15% to $161 million in the third quarter of 1996 from $140 million in the third quarter of 1995 on strong growth for Air Conditioning Products and an improvement by Plumbing Products, offset partly by a decrease for Automotive Products related to weak markets. Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. As a result, the Company recorded a non-cash charge in the first quarter of 1996 of $235 million, over 90% of which represented the write-down of goodwill, for which there is no tax benefit. Excluding this charge, operating income for the first nine months of 1996 was $454 million, an increase of 6% over the $428 million of operating income in the first nine months of 1995.



                         SUMMARY SEGMENT AND INCOME DATA
                                  (in millions)
                                   (Unaudited)


                                                   Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                  1996          1995         1996          1995
                                                  -----         -----        -----         ----
Sales:
    Air Conditioning Products                  $   920       $   776       $2,602        $2,201
    Plumbing Products                              359           307        1,079           952
    Automotive Products                            206           233          687           757
                                                   ---           ---          ---           ---

    Total  sales                                $1,485        $1,316       $4,368        $3,910
                                                ======        ======       ======        ======

Operating income before asset impairment loss:
       Air Conditioning Products                $  111       $    81      $   284       $   209
       Plumbing Products                            29            23           79            96
       Automotive Products                          21            36           91           123
                                                    --            --          ---           ---
                                                   161           140          454           428
Asset impairment loss:
     Air Conditioning Products                       -             -         (121)            -
     Plumbing Products                               -             -         (114)            -
                                                   ---           ---         ----           ---
                                                     -             -         (235)            -
                                                   ---           ---         ----           ---
    Total operating income                         161           140          219           428
Interest expense                                   (49)          (51)        (151)         (162)
Corporate and other expenses                       (27)          (22)         (80)          (69)
                                                   ---           ---          ---           ---

Income (loss) before income
    taxes and extraordinary item               $    85       $    67      $   (12)      $   197
                                               =======       =======      =======       =======


Results of Operations for the Third Quarter and First Nine Months of 1996 Compared with the Third Quarter and First Nine Months of 1995

         Consolidated sales for the third quarter of 1996 were $1,485 million, an increase of $169 million, or 13% (14% excluding the unfavorable effects of foreign exchange), from $1,316 million in the third quarter of 1995. Sales increased 19% for Air Conditioning Products and 17% for Plumbing Products, while sales for Automotive Products decreased 12% compared with the third quarter of 1995. Operating income for the third quarter of 1996 was $161 million, an increase of $21 million, or 15% (16% excluding the unfavorable effects of foreign exchange), from $140 million in the third quarter of 1995. Operating income increased 37% for Air Conditioning Products and 26% for Plumbing Products but decreased 42% for Automotive Products.

         Consolidated sales for the first nine months of 1996 were $4,368 million, an increase of $458 million, or 12% (13% excluding the unfavorable effects of foreign exchange), from $3,910 million in the first nine months of 1995. Sales increased 18% for Air Conditioning Products and 13% for Plumbing Products, while sales for Automotive Products declined 9%. Operating income (excluding the asset impairment charge previously mentioned) was $454 million for the first nine months of 1996, an increase of 6% (7% excluding the unfavorable effects of foreign exchange), compared with $428 million in the first nine months of 1995. Operating income for the first nine months of 1996 increased 36% for Air Conditioning Products but declined 18% for Plumbing Products and 26% for Automotive Products.

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

         Operating income of Plumbing Products increased 26% (27% excluding the unfavorable effects of foreign exchange) to $29 million for the third quarter of 1996 from $23 million for the third quarter of 1995 as a result of a solid gain in U.S. operating income, partly offset by a decline in international operations. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing and operating cost improvements. For international operations, operating income gains in Latin America were offset by declines in the weak European markets, particularly in Germany and France, and, to a lesser extent, in Italy. In addition, margins in France were lower than in the prior year due to increased costs. The Company has undertaken actions to better assimilate Porcher into its European plumbing products operations and to improve operating performance. Despite a gain for U.S. operations, operating income for the first nine months of 1996, excluding the aforementioned asset impairment charge, declined by 18% (17% excluding foreign exchange effects) from the first nine months of 1995 because of a decline in international operations in the first half of 1996, including the effects of the first quarter Philippines strike.

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

         Income tax provisions for the three months and nine months ended September 30, 1996 were $29 million and $80 million, respectively, compared with provisions of $24 million and $78 million in the corresponding periods of 1995. Effective income tax rates for the third quarter and nine months of 1996 were 34.5% and 35.6% of pretax income (excluding the asset impairment charge in the nine month period on which there is no tax benefit), compared with rates of 35.2% and 39.5% in the corresponding year-earlier periods. Both third quarter periods reflect reductions in the estimated full year tax rates. The lower effective tax rates resulted from increased levels of U.S. income (enabling the Company to recognize previously unrecognized tax benefits in both 1995 and 1996) and, in 1996, from proportionately greater pretax income earned in the U.S. (at a lower effective rate) compared to that earned in higher-rate jurisdictions in Europe and elsewhere.

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

           (b) Reports on Form 8-K. During the quarter ended September 30, 1996, the Company filed no reports on Form 8-K.

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