Form 10-K
period 1996-12-31
AMERICAN STANDARD INC
filed 1997-03-28
CIK 5850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

(Mark One)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

/X/                For the Fiscal year ended December 31, 1996
                                       OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from __________ to_____________.

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

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes____X______                             No __________

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable; Registrant has outstanding no equity securities required to be registered under the Securities Exchange Act of 1934.)

      Aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant: Not applicable; all of the voting stock of the Registrant is owned by its parent, American Standard Companies Inc.

      Number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 11, 1997:

                    Common Stock
                    ------------
                   $.01 par value        1,000 Shares

      Documents Incorporated by reference: None

      The Registrant meets the conditions set forth in General Instruction (J)
(1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TABLE OF CONTENTS
(REDUCED DISCLOSURE FORMAT)

PART I                                                                                                                 PAGE
Item 1.  Business.                                                                                                        1

Item 2.  Properties.                                                                                                      5

Item 3.  Legal Proceedings.                                                                                               6

Item 4.  Not required under reduced disclosure format as contemplated by General Instruction J to Form 10-K.             --

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.                                       7

Item 6.  Not required under reduced disclosure format as contemplated by
         General Instruction J to Form 10-K.                                                                             --

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (reduced disclosure format).                                                               7

Item 8.  Financial Statements and Supplementary Data.                                                                    11

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                           31

PART III

Items 10, 11, 12, and 13 are not required under reduced disclosure format as contemplated by
         General Instruction J to Form 10-K                                                                              --

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                                31

PART 1

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

      American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (59% of 1996 sales); bathroom and kitchen fixtures and fittings (25% of 1996 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (16% of 1996 sales). American Standard is a market leader in each of these business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) for plumbing products and WABCO(R) for braking and related systems. The Company emphasizes technologically advanced products such as air conditioning systems that utilize energy-efficient compressors and environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") utilizing electronic controls. At December 31, 1996, American Standard had 106 manufacturing facilities in 35 countries.


OVERVIEW OF BUSINESS SEGMENTS

Through 1996 American Standard operated three business segments: Air Conditioning Products, Plumbing Products and Automotive Products. In January 1997 the Company announced formation of its Medical Systems Group.

Air Conditioning Products. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names by the Trane Company ("Trane"). Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1996. Approximately 60% of Trane's sales in 1996 was in the replacement, renovation and repair markets which have been less cyclical than the new residential and commercial construction markets. Management believes that Trane is well positioned for growth because of its high quality, brand-name products, significant existing market shares, the introduction of new product features such as electronic controls, the expansion of its broad distribution network, conversion to products utilizing environmentally-preferred refrigerants and expansion of operations to developing market areas throughout the world, principally the Asia-Pacific area and Latin America.

      Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. In 1996 Trane, with revenues of $3,437 million, accounted for approximately 59% of the Company's sales and 60% of its operating income (excluding an asset impairment charge). Trane derived 29% of its 1996 sales from outside the United States.

      Trane manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, dehumidify or humidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves field installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane manufactures and distributes mini-split units in the Far East, Europe, the Middle East and Latin America.

      Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price.

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

      At December 31, 1996, Air Conditioning Products had 33 manufacturing plants in 10 countries, employing approximately 20,700 people.

Plumbing Products. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names. Of Plumbing Products' 1996 sales, 74% was derived from operations outside the United States and 26% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality of its brand-name products, significant existing market shares in a number of countries and the expansion of existing operations in developing market areas throughout the world (principally the Far East, Latin America and Eastern Europe).

      In 1996 Plumbing Products, with revenues of $1,452 million, accounted for 25% of the Company's sales and 19% of its operating income (excluding an asset impairment charge). Of Plumbing Products' sales, 45% consists of vitreous china fixtures, 22% consists of fittings (typically brass), 9% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.

      Plumbing Products operates through four primary geographic groups:
European Plumbing Products, U.S. Plumbing Products, Americas International and the Asia Pacific Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Germany, Bulgaria, the U.S., and Mexico. Worldwide Fittings sales and operating results are reported in the four primary geographic groups within which it operates.

      European Plumbing Products, which sells products primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Spain, Portugal, and Egypt. In November 1995 the Company acquired substantially all of the remaining outstanding common shares and convertible bonds of Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had an ownership interest of 32.88%.

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

      The Asia Pacific Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand and the Philippines, and its manufacturing joint venture in Indonesia and is developing a new joint venture in Vietnam. In 1996, a wholly-owned marketing operation was established in Japan. The Company is also significantly expanding its operations in the PRC.

      Plumbing Products competes in most of its markets on the basis of service to customers, product quality, reliability and price.

      At December 31, 1996, Plumbing Products employed approximately 18,000 people and, including affiliated companies, had 57 manufacturing plants in 25 countries.

Automotive Products. Automotive Products ("WABCO") is a leading manufacturer, primarily in Europe and Brazil, of braking and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems (including ABS) marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and from increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the commercial vehicle market in the United States, where phase-in of ABS has been mandated beginning in 1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

      In 1996 WABCO, with sales of $916 million, accounted for 16 % of the Company's sales and 21% of its operating income (excluding an asset impairment charge). The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

      WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Principal competitors are Knorr, Robert Bosch, and Allied Signal. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

      Through 1996 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 1.2 million heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe was approximately 146,000 units in 1996 (down from 175,000 units in 1995) and 67,000 units (56,000 units in 1995) annually in other markets, primarily the United States and Japan. In addition, WABCO has developed electronically an advanced electronic braking system, controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry.

      At December 31, 1996, WABCO and affiliated companies employed approximately 5,800 people and had 14 manufacturing facilities and 7 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, the Netherlands and Brazil. WABCO has joint ventures in the United States with Rockwell International (Rockwell WABCO) and Cummins Engine Co. (WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Clayton Sundaram) and in the PRC.

      In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

Medical Systems Group

In January 1997, the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. The Company has for several years supported the development of two small medical diagnostic product groups focusing on test instruments using laser technology and reagents. The Company had invested an aggregate of approximately $40 million in the development of these businesses through December 31, 1996.

      Based upon the progress and prospects of those two businesses, the Company decided to explore acquisition opportunities to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. Accordingly, on March 10, 1997, the Company entered into definitive agreements to acquire the European medical diagnostic business (the "Sorin Business") of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and, by means of a merger, all the outstanding shares of Incstar Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest.

      The Sorin Business both develops and produces reagents to identify the presence in blood of diseases and other substances that are indicative of a medical patient's condition, and distributes equipment used to perform diagnostic tests. The Sorin Business is headquartered in Saluggia, Italy, where its manufacturing facility is located. The principal markets for the products of the Sorin Business are Western Europe and the United States. Its sales in 1996 were approximately $80 million.

      Incstar develops, manufactures and markets individual test reagents, test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. Incstar also produces and markets histochemical antisera and natural and synthetic peptides used in clinical diagnostic and medical research. Its products focus on diagnostic tests for autoimmune, infectious disease, endocrinology and bone and mineral metabolism product segments, utilizing a variety of technologies. Incstar's sales in 1996 were approximately $40 million.

      The Sorin Business and Incstar will be acquired in two transactions: (a) the acquisition from Sorin of the Sorin Business and (b) the merger of a wholly owned subsidiary of the Company with Incstar. The aggregate cost of the acquisitions is expected to be approximately $220 million (including fees and expenses). Definitive agreements for the acquisition of the Sorin Business and merger with

Incstar were entered into on March 10, 1997. Completion of the transactions is subject to the customary conditions, including regulatory consents and approvals, and in the case of Incstar, shareholder approval. The Sorin and the Incstar transactions are each conditioned upon the closing of the other, which closings are expected to occur in the first half of 1997.

      The focus of the Company's existing medical businesses is on instruments for obstetrical/gynecological and gastrointestinal tests. The products of its subsidiary Sienna Biotech, Inc. are based on a core technology named Copalis(TM) for Coupled Particle Light Scattering. Several of Sienna's products have received clearance from the U.S. Food and Drug Administration ("FDA").

      The Company's subsidiary Alimenterics, Inc. is developing certain clinical laboratory systems for non-invasive diagnostics of gastrointestinal disorders using an automated Laser Assisted Ratio Analyzer ("LARA(TM)") for the measurement of stable isotopes in breath. Initial applications for regulatory approvals of Alimenterics' products have been made in Europe and are planned to be made to the FDA in 1997.

      The Company believes that the Medical System Acquisitions will position it to develop its medical products more quickly and effectively than would otherwise have been possible. The Company may build this group further through acquisitions of businesses that are complementary and would permit further acceleration of development and distribution of its products as well as through further research and development investments. There can be no assurance that the Company will be successful in completing the Medical Systems Acquisitions.

      The development, testing and distribution of medical products are subject to extensive regulation, including in the United States by the FDA. Moreover, the medical test market is competitive and many companies with such products have substantially greater resources and experience than the Company. There is no assurance the Company's products will be successfully developed or marketed.

ITEM 2. PROPERTIES

At December 31, 1996 the Company conducted its manufacturing activities through 106 plants in 35 countries, of which the principal facilities are as follows:


      BUSINESS SEGMENT                      LOCATION                         MAJOR PRODUCTS MANUFACTURED AT LOCATION
Air Conditioning Products                   Clarksville, TN                  Commercial unitary air conditioning
                                            Fort Smith, AK                   Commercial unitary air conditioning
                                            La Crosse, WI                    Applied air conditioning systems
                                            Lexington, KY                    Air handling products
                                            Macon, GA                        Commercial air conditioning systems
                                            Pueblo, CO                       Applied air conditioning systems
                                            Rushville, IN                    Air handling products
                                            Trenton, NJ                      Residential gas furnaces and air handlers
                                            Tyler, TX                        Residential air conditioning
                                            Waco, TX                         Water source heat pumps and air handling products
                                            Charmes, France                  Applied air conditioning systems
                                            Epinal, France                   Unitary air conditioning systems and mini-splits
                                            Mirecourt, France                Applied and air handling products

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

Automotive Products                         Campinas, Brazil                 Braking equipment
                                            Leeds, England                   Braking equipment
                                            Claye-Souilly, France            Braking equipment
                                            Hanover, Germany                 Braking equipment
                                            Mannheim, Germany                Foundation brakes

ITEM 3. LEGAL PROCEEDINGS

The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1994, 1995 and 1996 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

      American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of itself and a class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, filed on March 5, 1993 in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates the Federal antitrust laws. On May 24, 1996, the district court granted summary judgment in favor of American Standard Inc. with respect to the only claim certified as a class action, alleging a price fixing conspiracy. With respect to Entech's individual claims, American Standard Inc. and Entech have reached a settlement agreement on terms that will not have a material effect on American Standard Inc.

      The Company received letters from Tyco International Ltd. ("Tyco") on September 30, October 17, and December 5, 1996 setting forth proposals for possible acquisition by Tyco of all the shares of common stock of American Standard Companies Inc., in each case for a combination of cash and Tyco common stock. The final letter included a proposed purchase price of $50 per share. The Company's Board of Directors reviewed the Tyco proposals, consulted with its legal counsel and financial advisors and concluded that the Company's strategies already in place are working and that the best way to increase the Company's earnings and shareholder value is to focus on implementing these strategies as an independent company. As a result, the Board of Directors concluded that the Company would decline any interest in the proposals and Tyco was so informed. There have been no discussions between the Company and Tyco concerning any of the proposals and the Company contemplates none.

      Two persons claiming to be shareholders of the Company and represented by the same lawyers have filed separate class action and derivative lawsuits in the Chancery Court of the State of Delaware against the Company, ASI Partners and the directors of the Company alleging breaches of fiduciary duties in respect of the rejection of the Tyco proposals and approval of the secondary offering of Company common stock owned by Kelso ASI Partners L.P. ("ASI Partners") and the repurchase by the Company of all shares of Company common stock owned by ASI Partners after the secondary offering and the distribution by ASI Partners of shares to certain of its partners (collectively, the "Stockholder Transactions"). The lawsuits seek to cause the Company to evaluate alternatives to maximize value for the Company's public shareholders, to enjoin the Stockholder Transactions and to recover damages in an unspecified amount. A person claiming to be a holder of certain public debt securities of American Standard Inc. has filed a class action lawsuit in New York Supreme Court seeking to enjoin the Stockholder Transactions or to require the Company to redeem such debt securities at the election of the securityholders. The Company believes that these lawsuits are without merit and intends to contest them vigorously.

      For a discussion of German tax issues see Note 6 of Notes to Consolidated Financial Statements (see Item 14(a) of Part IV hereof).

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's only issued and outstanding common equity, 1,000 shares of common stock, $.01 par value, is owned by American Standard Companies Inc. There is no established public trading market for these shares.

      There were no dividends declared on the Company's common stock in 1995 or 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        (REDUCED DISCLOSURE FORMAT)

The following should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

      The Company achieved record sales and operating income (excluding a non-cash asset impairment charge of $235 million) for the second consecutive year, primarily as a result of a very strong performance by the Air Conditioning Products segment. Sales for 1996 were $5.8 billion, an increase of 11% from $5.2 billion in 1995. Operating income was $586 million, an increase of 10% from $534 million in 1995. Income before extraordinary item (excluding the asset impairment charge) was $188.5 million, up 33% from income before extraordinary item in 1995 of $142 million. Including the asset impairment charge, the net loss for 1996 was $46.7 million.

      Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets, resulting in a non-cash charge of $235 million, approximately 90% of which was the write-down of goodwill, for which there was no tax benefit (see Note 2 of Notes to Consolidated Financial Statements).

      Consolidated sales for 1996 were $5,805 million, an increase of $584 million, or 11% (12% excluding the unfavorable effects of changes in foreign exchange rates), from $5,221 million in 1995. Sales increased 16% for Air Conditioning Products and 14% for Plumbing Products, but declined 8% for Automotive Products.

      Consolidated sales for 1995 were $5,221 million, an increase of 17% (15% excluding the favorable effects of foreign exchange) from $4,457 million in 1994. Sales increased for all three segments with gains of 19% for Air Conditioning Products, 4% for Plumbing Products and 31% for Automotive Products.

      Operating income for 1996 (excluding the $235 million asset impairment charge previously mentioned) was $586 million, an increase of $52 million, or 10% (11% excluding the unfavorable effects of foreign exchange), from $534 million in 1995. Operating income increased 36% for Air Conditioning Products but decreased 8% for Plumbing Products and 20% for Automotive Products.

      Operating income for 1995 was $534 million, an increase of $179 million, or 50% (46% excluding the favorable effects of foreign exchange), from $355 million in 1994. Excluding $40 million of special charges from 1994, operating income in 1995 increased 35% (31% excluding favorable foreign exchange effects) from an adjusted operating income of $395 million in 1994. Excluding such special charges and the favorable effects of foreign exchange, operating income increased 38% for Air Conditioning Products and 85% for Automotive Products but declined by 11% for Plumbing Products. Operating income for 1994 included special charges of $40 million related to employee severance, the consolidation of production facilities, the implementation of other cost reduction actions and a provision for loss on the early disposition of assets. Including such special charges in 1994, operating income increased 42% for Air Conditioning Products, 8% for Plumbing Products and 150% for Automotive Products.

FIVE-YEAR FINANCIAL SUMMARY

                                                               1996        1995       1994
------------------------------------------------------------------------------------------
 Year Ended December 31, (Dollars in millions)
 Sales:
    Air Conditioning Products                                $3,437      $2,953     $2,480
    Plumbing Products                                         1,452       1,270      1,218
    Automotive Products                                         916         998        759
                                                             ------      ------     ------
                                                             $5,805      $5,221     $4,457
 Operating income before asset impairment loss:
    Air Conditioning Products                                $  353      $  259     $  182
    Plumbing Products                                           110         120        111
    Automotive Products                                         123         155         62
                                                             ------      ------     ------
                                                                586         534        355
 Asset impairment loss:
    Air Conditioning Products                                  (121)(a)      --         --
    Plumbing Products                                          (114)(a)      --         --
                                                             ------      ------     ------
                                                               (235)         --         --
 Total operating income                                         351         534        355
 Interest expense                                              (198)       (213)      (259)
 Corporate items                                                (95)        (94)      (111)
                                                             ------      ------     ------
 Income (loss) before income taxes and extraordinary item        58         227        (15)
                                                             ------      ------     ------
 Income taxes                                                  (105)        (85)       (62)
                                                             ------      ------     ------
 Income (loss) before extraordinary item                     $  (47)     $  142     $  (77)
                                                             ======      ======     ======

(a) Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a non-cash charge of $235 million. See Note 2 of Notes to Consolidated Financial Statements.

      Sales of Air Conditioning Products increased 16% (with little effect from foreign exchange) to $3,437 million for 1996 from $2,953 million for 1995, as a result of significant sales gains in the U.S. and expanding international sales. Commercial markets account for approximately 75% of Air Conditioning Products' total sales. Approximately 60% of total sales is to the replacement, renovation and repair markets.

      Operating income of Air Conditioning Products (excluding the asset impairment charge) increased 36% to $353 million in 1996 from $259 million in 1995. The improvement was principally the result of increased operating income in the United States due to higher sales together with cost reductions.

      Sales of Plumbing Products increased 14% (15% excluding the unfavorable effects of foreign exchange) to $1,452 million in 1996 from $1,270 million in 1995, primarily as a result of sales by Porcher (acquired in the fourth quarter of 1995) and higher sales in North and Latin American and Middle Eastern operations. Excluding Porcher and foreign exchange effects, 1996 sales were flat, increasing 11% for U.S. operations, but declining 4% for international operations. Sales in the U.S. increased as a result of higher volumes (primarily in the retail market channel) and higher prices. Sales and market share in the retail market channel have been growing in recent years, a trend the Company believes will continue and lead to increased sales because of strong product and brand-name recognition. The sales decline for international operations was primarily attributable to a decrease in Europe, particularly in Germany, Italy and France which continued to experience weak economic conditions and the effects of a strike in the Philippines, partly offset by volume gains in Latin American operations (primarily in Mexico) and Egypt.

      Operating income of Plumbing Products (excluding the asset impairment charge) was $110 million for 1996 compared with $120 million for 1995, a decrease of 8% (7% excluding the unfavorable effects of foreign exchange), because of lower operating income for international operations, partly offset by a solid gain in U.S. operations. The decrease in operating income for international operations in 1996 was principally due to the aforementioned market weakness in Europe, particularly in Germany, Italy and France and the effects of the Philippines strike. In addition, margins in

France were lower than in the prior year due to increased costs, primarily in the newly-acquired Porcher operations. The Company is undertaking actions to assimilate Porcher into its European plumbing products operations and to improve operating performance. Operating results in the U.S. improved substantially, due to higher sales and lower-cost sourcing from expanded facilities in Mexico and manufacturing and operating cost improvements.

      Sales of Automotive Products for 1996 were $916 million, a decrease of $82 million, or 8% (6% excluding the unfavorable effects of foreign exchange), from $998 million in 1995, primarily because of a decline in European commercial vehicle production as a result of market weakness and order delays at several large customers in anticipation of new truck model introductions, partly offset by the effect of the increased number of components per truck on new models. After a strong first quarter, unit volume of truck and bus production in Western Europe declined, resulting in a decrease of 9% for the full year 1996 compared with 1995. Sales volumes were lower in all markets for commercial vehicle braking and other control systems except in the U.K. because of the growing utility vehicle business in that country. In Brazil, demand also decreased as truck production declined 32% from the prior year.

      Operating income for Automotive Products was $123 million in 1996, a decrease of 20% (18% excluding the unfavorable effects of foreign exchange). This decrease reflected the lower sales and start-up costs associated with new product introductions on 1997 truck models, offset partly by productivity improvements from the continuing implementation of manufacturing process improvements.

      Interest expense decreased $15 million in 1996 compared with 1995 because of reduced debt and lower overall interest rates. Corporate items for 1996 totaled $95 million, approximately the same level as in 1995, reflecting increased spending on development of the Company's medical diagnostics group and increased product development costs in the Alliance Compressor joint venture, offset by lower accretion expense on postretirement benefits and a gain on the reorganization of the Alliance Compressor venture.

      The income tax provisions for 1996 and 1995 were $104 million and $85 million, respectively. The effective income tax rate in 1996 was 35.6% on pretax income of $293 million (excluding the asset impairment charge on which there was no tax benefit) compared with an effective rate in 1995 of 37.5% on income before income taxes and extraordinary item of $227 million. The effective tax rates in 1996 and 1995 are somewhat lower than the statutory rates primarily as a result of higher levels of taxable income in the U.S. in 1996 and 1995 and expected in 1997 (which enabled the Company to recognize previously unrecognized tax benefits) and, in 1996, from proportionately greater pretax income earned in the U.S. (at a lower effective rate) compared to that earned in higher-rate jurisdictions in Europe and elsewhere. Those benefits were partly offset by the effects of rate differences and withholding taxes related to foreign operations and nondeductible goodwill amortization. See Note 6 of Notes to Consolidated Financial Statements.

      As a result of the redemption of debt with refinancing proceeds, 1995 included an extraordinary charge of $30 million, on which no tax benefit was recorded. In addition, the first quarter of 1997 will include an extraordinary charge of $10 million as a result of the repayment of debt under the 1995 Credit Agreement with proceeds of the 1997 Credit Agreement.

      In January 1997 the Company entered into a new credit agreement (the "1997 Credit Agreement"). The 1997 Credit Agreement, which expires in 2002, provides American Standard Inc. and certain subsidiaries (the "Borrowers") with senior secured credit facilities aggregating $1.75 billion to all Borrowers as follows:
(a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities") and (b) a $375 million multi-currency periodic access credit facility (the "Periodic Access Facility"). Up to $500 million of the Revolving Facilities may be used for the issuance of letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements, with which the Company believes it is currently in compliance. See Note 9 of Notes to Consolidated Financial Statements.

      The 1997 Credit Agreement provides lower interest rates, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002.

      In the first quarter of 1997 American Standard Companies Inc. completed a secondary offering (the "Secondary Offering") of 12,429,548 shares of its common stock and the repurchase (the "Share Repurchase") from Kelso ASI Partners, L.P. ("ASI Partners"), the largest stockholder at December 31, 1996, of 4,628,755 shares of common stock of American Standard Companies Inc. In conjunction with the Secondary Offering, ASI Partners distributed to certain of its partners, 3,780,353 shares of American Standard Companies Inc. common stock that it owned. In addition, American Standard Companies Inc. issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of American Standard Companies Inc. common stock at $55 per share, $10 per share over the public offering price. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and American Standard Companies Inc. received no proceeds therefrom (see
Note 10).

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS
The accompanying consolidated balance sheet at December 31, 1996 and 1995, and related consolidated statements of operations, stockholder's deficit and cash flows for the years ended December 31, 1996, 1995 and 1994, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company's financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.

American Standard Inc.
February 13, 1997

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Standard Inc.

We have audited the accompanying consolidated balance sheet of American Standard Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, in 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

                                       Ernst & Young LLP

New York, New York

February 13, 1997

CONSOLIDATED STATEMENT OF OPERATIONS

American Standard Inc.                                             1996              1995              1994
-----------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in thousands)
Sales                                                        $5,804,561       $ 5,221,476       $ 4,457,465
                                                             ----------       -----------       -----------
Costs and expenses:
   Cost of sales                                              4,379,765         3,887,024         3,377,271
   Selling and administrative expenses                          905,427           853,783           778,550
   Asset impairment loss                                        235,234                --                --
   Other expense                                                 28,337            40,489            57,381
   Interest expense                                             198,192           213,326           259,437
                                                             ----------       -----------       -----------
                                                              5,746,955         4,994,622         4,472,639
                                                             ----------       -----------       -----------
Income (loss) before income taxes and extraordinary item         57,606           226,854           (15,174)
Income taxes                                                    104,324            85,070            62,512
                                                             ----------       -----------       -----------
Income (loss) before extraordinary item                         (46,718)          141,784           (77,686)
Extraordinary loss on retirement of debt                             --           (30,129)           (8,735)
                                                             ----------       -----------       -----------

Net income (loss)                                            $  (46,718)      $   111,655       $   (86,421)
                                                             ==========       ===========       ===========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

American Standard Inc.                                                                               1996             1995
--------------------------------------------------------------------------------------------------------------------------
At December 31, (Dollars in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $   59,699       $   88,704
   Accounts receivable, less allowance for doubtful accounts - 1996, $28,294; 1995, $27,330       799,792          771,024
   Inventories                                                                                    408,962          362,340
   Future income tax benefits                                                                      67,125           29,645
   Other current assets                                                                            50,796           43,213
                                                                                               ----------       ----------
      Total current assets                                                                      1,386,374        1,294,926
Facilities, at cost, net of accumulated depreciation                                            1,005,998          924,492
Other assets:
   Goodwill, net of accumulated amortization - 1996, $221,105; 1995, $249,410                     875,111        1,081,622
   Debt issuance costs, net of accumulated amortization - 1996, $13,723; 1995, $8,638              34,451           39,267
   Other                                                                                          217,681          179,340
                                                                                               ----------       ----------
                                                                                               $3,519,615       $3,519,647
                                                                                               ==========       ==========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Loans payable to banks                                                                      $  108,856       $  240,040
   Current maturities of long-term debt                                                            72,645           72,908
   Accounts payable                                                                               469,150          438,170
   Accrued payrolls                                                                               151,707          171,378
   Other accrued liabilities                                                                      398,081          328,138
   Taxes on income                                                                                 35,421           45,968
                                                                                               ----------       ----------
      Total current liabilities                                                                 1,235,860        1,296,602
Long-term debt                                                                                  1,741,847        1,770,098
Other long-term liabilities:
   Reserve for postretirement benefits                                                            473,229          482,398
   Deferred tax liabilities                                                                        68,157           44,761
   Other                                                                                          384,373          305,341
                                                                                               ----------       ----------
      Total liabilities                                                                         3,903,466        3,899,200
Commitments and contingencies
Stockholder's deficit:
   Preferred stock, Series A, $.01 per value, 1,000 shares issued and outstanding                      --               --
   Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding                       --               --
   Capital surplus                                                                                560,794          519,866
   Accumulated deficit                                                                           (771,487)        (724,769)
   Foreign currency translation effects                                                          (173,158)        (174,650)
                                                                                               ----------       ----------
      Total stockholder's deficit                                                                (383,851)        (379,553)
                                                                                               ----------       ----------
                                                                                               $3,519,615       $3,519,647
                                                                                               ==========       ==========

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

American Standard Inc.                                                        1996              1995              1994
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in thousands)
Cash provided (used) by:
   Operating activities:
      Income (loss) before extraordinary item                           $  (46,718)      $   141,784       $   (77,686)
      Asset impairment loss                                                235,234                --                --
      Depreciation                                                         117,951           109,999           122,944
      Amortization of goodwill                                              27,580            33,396            31,472
      Non-cash interest                                                     61,794            63,930            67,837
      Non-cash stock compensation                                           31,201            29,014            28,479
      Changes in assets and liabilities:
         Accounts receivable                                               (25,479)         (124,482)          (69,991)
         Inventories                                                       (32,499)            8,236            13,092
         Accounts payable and accrued payrolls                             (21,356)           53,971            63,413
         Postretirement benefits                                            19,770            33,531            21,290
         Other long-term liabilities                                        24,455            22,419            32,795
         Other, net                                                        (39,172)          (24,092)           22,941
                                                                        ----------       -----------       -----------
   Net cash provided by operating activities                               352,761           347,706           256,586
   Investing activities:
      Purchases of property, plant and equipment                          (212,179)         (164,193)         (105,741)
      Investments in affiliated companies                                  (15,321)          (42,395)          (23,971)
      Proceeds from disposals of property, plant and equipment              15,105            19,428            14,783
      Other                                                                  6,293             4,055            (2,071)
                                                                        ----------       -----------       -----------
   Net cash used by investing activities                                  (206,102)         (183,105)         (117,000)
                                                                        ----------       -----------       -----------
   Financing activities:
      Capital contributions from parent                                         --           270,004                --
      Loan from parent                                                       4,069             4,823                --
      Minority partners' contributions to PRC venture                       18,165            26,246                --
      Proceeds from issuance of long-term debt                               6,912           469,776           336,160
      Repayments of long-term debt, including redemption premiums          (73,429)       (1,020,004)         (439,762)
      Net change in revolving credit facilities                           (106,332)          124,768            30,816
      Net change in other short-term debt                                  (13,627)          (18,312)          (10,044)
      Purchases of parent company common stock                             (10,000)          (10,989)          (16,927)
      Financing costs and other                                               (355)          (13,477)           (2,441)
                                                                        ----------       -----------       -----------
   Net cash used by financing activities                                  (174,597)         (167,165)         (102,198)
Effect of exchange rate changes on cash and cash equivalents                (1,067)           (1,481)            2,124
                                                                        ----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                       (29,005)           (4,045)           39,512
Cash and cash equivalents at beginning of period                            88,704            92,749            53,237
                                                                        ----------       -----------       -----------
Cash and cash equivalents at end of period                              $   59,699       $    88,704       $    92,749
                                                                        ==========       ===========       ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT

American Standard Inc.
---------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                Foreign
                                                                                     Currency
                                                   Capital       Accumulated      Translation
                                                   Surplus           Deficit          Effects

Balance at December 31, 1993                   $   211,333       $  (750,003)      $ (149,220)
                                               -----------       -----------       ----------
   Net loss                                             --           (86,421)              --
   American Standard Companies, Inc.
      common stock repurchased                     (16,761)               --               --
   Capital contribution from parent                  4,925                --               --
   Excess value over cost of ESOP shares
      allocated to employees                        15,137                --               --
   Foreign currency translation                         --                --           (2,501)
                                               -----------       -----------       ----------

Balance at December 31, 1994                       214,634          (836,424)        (151,721)
   Net income                                           --           111,655               --
   American Standard Companies, Inc.
      common stock repurchased                      (6,877)               --               --
   Capital contribution of IPO
      proceeds from parent                         268,993                --               --
   Other capital contributions from parent
      principally related to ESOP                   43,116                --               --
   Foreign currency translation                         --                --          (22,929)
                                               -----------       -----------       ----------
Balance at December 31, 1995                       519,866          (724,769)        (174,650)
   Net Loss                                             --           (46,718)              --
   American Standard Companies Inc.
      common stock repurchased                      (9,897)               --               --
   Capital contributions from parent
      principally related to ESOP
      and stock option exercises                    50,825                --               --
   Foreign currency translation                         --                --            1,492
                                               -----------       -----------       ----------
Balance at December 31, 1996                   $   560,794       $  (771,487)      $ (173,158)
                                               ===========       ===========       ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE COMPANY

American Standard Inc. (the "Company") is a Delaware corporation incorporated in 1929. All of its outstanding common stock is owned by American Standard Companies Inc., a Delaware corporation that was formed in 1988 by Kelso &Company, L.P. ("Kelso") to effect the acquisition of American Standard Inc. Hereinafter, "American Standard" or "the Company" will refer to the Company, American Standard Companies Inc., or to American Standard Inc., including its subsidiaries, as the context requires.

      American Standard is a global manufacturer of high quality, brand-name products in three major product groups: air conditioning systems, bathroom and kitchen fixtures and fittings; and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles. The Company has also recently formed a medical diagnostics group (see Note 3). Information on the Company's operations by segment and geographic area is included on pages 8, 28 and 29 of this report.

NOTE 2. ACCOUNTING POLICIES

Financial Statement Presentation -- The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company's equity in undistributed earnings.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to postretirement benefits, income taxes, warranties and asset lives.

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

      The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $2.3 million in 1996, $4.5 million in 1995 and $9.9 million in 1994.

Revenue Recognition -- Sales are recorded when shipment to a customer occurs.

Cash Equivalents -- Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Inventories -- Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

Facilities -- The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are charged against income as incurred. Significant investment grants are amortized into income over the period of benefit.

Goodwill -- Goodwill is being amortized over 40 years. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Applying the criteria established by FAS 121, the Company concluded that certain assets and related goodwill of its Canadian, French and Mexican operating units were impaired. As a result, the Company recorded a non-cash charge of $235 million, approximately 90% of which was the write-down of goodwill, for which there was no tax benefit. This charge included $121 million for Air Conditioning Products' operations in Canada and

France, and $114 million for Plumbing Products' operations in Canada and Mexico. The carrying value of goodwill for each business segment is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If any impairment is indicated as a result of such reviews, the Company would measure it using techniques such as comparing the undiscounted cash flow of the business to its book value including goodwill or by obtaining appraisals of the related business.

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

Research and Development Expenses -- Research and development costs are expensed as incurred. The Company expended approximately $160 million in 1996, $146 million in 1995 and $140 million in 1994 for research activities and product development and for product engineering. Expenditures for research and product development only were $81 million, $67 million and $60 million in the respective years. The expenditures for 1995 and 1994 have been restated to conform with the 1996 classifications of such expenditures.

Income Taxes -- Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

Advertising Expense-- The cost of advertising is expensed as incurred. The Company incurred $88 million, $92 million and $84 million of advertising costs in 1996, 1995 and 1994, respectively.

Financial Instruments with Off-Balance-Sheet Risk -- The Company from time to time enters into agreements to reduce its foreign currency and interest rate risks. Gains and losses from underlying rate changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are deferred as a component of foreign currency translation effects in stockholder's equity or included as a component of the transaction. See Note 9.

Stock Based Compensation -- American Standard Companies Inc. grants to employees options to acquire a fixed number of shares of its common stock with an exercise price equal to the market value of the shares at the date of grant. American Standard Companies Inc. accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue this method in the future. Accordingly, American Standard Companies Inc. recognizes no compensation expense for the stock option grants.


NOTE 3. SUBSEQUENT EVENTS

In January 1997 the Company entered into a new credit agreement (the "1997 Credit Agreement"), an amendment and restatement of the 1995 Credit Agreement, which provided the Company with senior secured credit facilities aggregating $1.75 billion and which matures in 2002. The 1997 Credit Agreement provides lower interest costs, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002 (see Note 9).

      In the first quarter of 1997 American Standard Companies Inc. completed a secondary offering (the "Secondary Offering") of 12,429,548 shares of its common stock and the repurchase (the "Share Repurchase") by American Standard Companies Inc. from Kelso ASI Partners, L.P. ("ASI Partners"), the largest stockholder at December 31, 1996, of 4,628,755 shares of common stock of American Standard Companies Inc. In conjunction with the Secondary Offering, ASI Partners distributed to certain of its partners, 3,780,353 shares of American Standard Companies Inc. common stock that it owned. In addition, American Standard Companies Inc. issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of American Standard Companies Inc. common stock at $55 per share, $10 per share over the public offering price. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and American Standard Companies Inc. received no proceeds therefrom (see Note 10).

      In January 1997 the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. For the last several years the Company has supported the development of two small medical diagnostic products groups focusing on test instruments using laser technology and reagents. The Company had invested an aggregate of approximately $40 million in the development of these businesses through December 31, 1996. Based upon the progress and prospects of those two businesses, the Company decided to explore acquisitions to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. Accordingly, on March 10, 1997 the Company entered into definitive agreements to acquire the European medical diagnostic business (the "Sorin Business") of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and, by means of a merger, all the outstanding shares of INCSTAR Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest. Sales in 1996 were approximately $80 million for the Sorin Business and approximately $40 million for Incstar. The aggregate cost of the acquisitions is expected to be approximately $220 million, including fees and expenses, and will be funded with borrowings under the 1997 Credit Agreement.

NOTE 4. OTHER EXPENSE

Other income (expense) was as follows:

                                       1996        1995        1994
-------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)

Interest income                    $    6.2    $    8.9    $    8.2
Royalties                               3.3         4.1         3.5
Equity in net income
   of unconsolidated
   joint ventures                       2.6         7.1         4.0
Minority interest                     (11.7)      (12.2)      (13.3)
Accretion expense                     (29.3)      (36.5)      (26.1)
Other, net                               .6       (11.9)      (33.7)
                                   --------    --------    --------
                                    $ (28.3)   $  (40.5)   $  (57.4)
                                    =======    ========    ========

NOTE 5. POSTRETIREMENT BENEFITS

The Company sponsors postretirement pension benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. The ESOP is an individual account, defined contribution plan. Shares of common stock of the ESOP are allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's 401(k) savings plan by employees). The Company funds basic and matching allocations to the ESOP accounts through weekly contributions of shares of American Standard Companies Inc. common stock based upon the closing price each Friday quoted on the New York Stock Exchange. The Company intends to fund the ESOP in future years through contributions of cash or shares of American Standard Companies Inc. common stock.

      Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. Accretion expense is the implicit interest cost associated with amounts accrued and not funded and is included in "other expense". At December 31, 1996, funded plan assets related to pensions were held primarily in fixed income and equity funds. Postretirement health and life insurance benefits are funded as incurred.

      The Company's postretirement plans' funded status and amounts recognized in the balance sheet at December 31, 1996 and 1995 were:

                                                          1996          1996          1996          1995          1995          1995
------------------------------------------------------------------------------------------------------------------------------------
 (Dollars in millions)                               Assets in   Accumulated                   Assets in   Accumulated
                                                     Excess of       Benefit    Health and     Excess of       Benefit   Health and
                                                   Accumulated   Obligations          Life   Accumulated   Obligations         Life
                                                       Benefit  in Excess of     Insurance       Benefit     in Excess    Insurance
                                                   Obligations        Assets      Benefits   Obligations     of Assets      Benefits

 Actuarial present value of benefit obligations:
    Vested                                              $136.8        $604.3        $   --        $124.8        $613.5       $   --
    Non-vested                                             5.5          43.9            --           2.6          44.2           --
                                                        ------        ------        ------        ------        ------       ------
 Accumulated benefit obligations                         142.3         648.2            --         127.4         657.7           --
 Additional amounts related to projected pay increases    24.6          41.4            --          25.9          39.4           --
                                                        ------        ------        ------        ------        ------       ------
 Total projected benefit obligations                     166.9         689.6         179.1         153.3         697.1        186.9
                                                        ------        ------        ------        ------        ------       ------
 Assets and book reserves relating to such benefits:
    Market value of funded assets                        208.2         343.4            --         184.7         325.9           --
    Reserve (asset) for postretirement benefits net of
       recognized overfunding                            (42.3)        362.6         165.7         (39.6)        361.3        161.0
 Additional minimum liability                               --            --            --            --           9.7           --
                                                        ------        ------        ------        ------        ------       ------
                                                         165.9         706.0         165.7         145.1         696.9        161.0
                                                        ------        ------        ------        ------        ------       ------
 Assets and book reserves in excess of (less than)
    projected benefit obligations                       $ (1.0)       $ 16.4        $(13.4)       $ (8.2)       $  (.2)      $(25.9)
                                                        ======        ======        ======        ======        ======       ======
 Consisting of:
    Unrecognized prior services benefit (cost)          $ (8.4)       $(24.2)       $  7.2        $ (9.7)       $ (5.8)      $  9.8
    Unrecognized net gain (loss) from changes in
       actuarial assumptions and experience                7.4          40.6         (20.6)          1.5           5.6        (35.7)
                                                        ------        ------        ------        ------        ------       ------
                                                        $ (1.0)       $ 16.4        $(13.4)       $ (8.2)       $  (.2)      $(25.9)
                                                        ======        ======        ======        ======        ======       ======

      At December 31, 1996, the projected benefit obligation related to health and life insurance benefits for active employees was $68.0 million and for retirees was $111.1 million.

      For certain plans, the additional minimum liability recorded in 1995 by the Company as part of its reserve for postretirement benefits was $9.7 million at December 31, 1995, (none in 1996). The additional minimum liability is the excess of the accumulated benefit obligation over plan assets and accumulated benefit provisions. In connection with providing for the additional minimum liability, an intangible asset was recorded, to the extent of unrecognized prior service costs, which amounted to $9.7 million at December 31, 1995.

      The projected benefit obligation for postretirement benefits was determined using the following assumptions

                                      1996            1996             1995           1995
------------------------------------------------------------------------------------------
                                  Domestic         Foreign         Domestic        Foreign
 Discount rate                       7.50%      4.25%-8.00%           7.00%     4.25%-8.25%
 Long-term rate of inflation         2.80%       .05%-3.80%           2.80%     1.55%-5.05%
 Merit and promotion increase        1.70%            1.70%           1.70%           1.70%
 Rate of return on plan assets       9.00%      4.50%-8.25%           9.00%     6.00%-9.50%

      The weighted-average annual assumed rate of increase in the health care cost trend rate is 7% for 1997 and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a change in the assumed rate of one percentage point for each future year would change the accumulated postretirement benefit obligation as of December 31, 1996, by $14.4 million and the annual postretirement cost by $2.0 million.

Total postretirement costs were:

                                      1996        1995       1994
------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)
Pension benefits                   $  41.7    $   48.3    $  35.9
Health and life
   insurance benefits                 17.4        15.5       16.3

Defined benefit plan cost             59.1        63.8       52.2
Defined contribution
   plan cost, principally ESOP        31.2        27.4       24.7

Total postretirement cost,
   including accretion expense      $ 90.3   $    91.2    $  76.9

      Postretirement cost had the following components:

                                                        1996         1996          1995        1995          1994         1994
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)                   Health &                  Health &                   Health &
                                                    Pension    Life Ins.       Pension   Life Ins.       Pension    Life Ins.
                                                   Benefits     Benefits      Benefits    Benefits      Benefits     Benefits
Service cost-benefits earned during the period       $ 24.5        $ 4.7       $  24.6       $ 3.3        $ 23.6        $ 3.8
Interest cost on the projected benefit obligation      55.6         12.5          58.1        12.8          47.0         12.3
Less assumed return on plan assets:
   Actual loss (return) on plan assets                (64.0)          --        (107.1)         --          13.0           --
   Excess (shortfall) deferred                         22.7           --          69.7          --         (49.5)          --
                                                     ------        -----       -------       -----        ------        -----
                                                      (41.3)          --         (37.4)         --         (36.5)          --
Other, including amortization of prior service cost     2.9           .2           3.0         (.6)          1.8           .2
                                                     ------        -----       -------       -----        ------        -----
Defined benefit plan cost                            $ 41.7        $17.4       $  48.3       $15.5        $ 35.9        $16.3
                                                     ======        =====       =======       =====        ======        =====
Accretion expense reclassified to "other expense"    $ 16.8        $12.5       $  23.7       $12.8        $ 13.8        $12.3
                                                     ======        =====       =======       =====        ======        =====

NOTE 6. INCOME TAXES

The Company's income (loss) before income taxes and extraordinary item, and the applicable provision (benefit) for income taxes were:

                                                1996         1995       1994
----------------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)
Income (loss) before income taxes
   and extraordinary item:
      Domestic                              $ 162.6       $   --    $(157.0)
      Foreign                                (105.0)(a)    226.9      141.8
                                            -------       ------    -------
      Pre-tax income (loss)                 $  57.6       $226.9    $ (15.2)
                                            =======       ======    =======
Provision (benefit) for income taxes:
      Current:
         Domestic                           $  48.2       $ 15.7     $ 10.5
         Foreign                               70.2         69.6       57.7
                                            -------       -----     -------
                                              118.4         85.3       68.2
      Deferred:
         Domestic                              (4.2)        (7.3)        .8
         Foreign                               (9.9)         7.1       (6.5)
                                            -------       ------    -------
                                              (14.1)         (.2)      (5.7)
                                            -------       ------    -------
      Total provision                       $ 104.3       $ 85.1     $ 62.5
                                            =======       ======    =======

(a) Includes asset impairment loss of $235 million.

      A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 1996, 1995 and 1994 to the income (loss) before income taxes and extraordinary item is as follows:

                                1996         1995       1994
------------------------------------------------------------
Year Ended December 31, (Dollars in millions)
Tax provision (benefit)
   at statutory rate              $ 20.2    $ 79.4    $(5.3)
Nondeductible asset
   impairment loss                  82.3        --       --
Rate differences and
   withholding taxes related
   to foreign operations             5.5      19.2     47.1
Nondeductible goodwill
   amortization                      8.3      11.9     10.0
State tax provision (benefit)        1.3       (.5)    (5.3)
Nondeductible ESOP
   allocations                        --       3.5      6.8
Foreign exchange gain (loss)         (.6)      1.2     (4.3)
Increase (decrease) in
   valuation allowance             (13.0)    (31.3)    21.4
Other, net                            .3       1.7     (7.9)
                                  ------    ------    -----
Total provision                   $104.3    $ 85.1    $62.5
                                  ======    ======    =====

      The decrease in the valuation allowance in 1996 of $13 million was net of a $10.8 million valuation allowance provided on future tax benefits on certain foreign operations. In addition to the 1995 valuation allowance decrease of $31.3 million and the 1994 valuation allowance increase of $21.4 million shown above, valuation allowances of $10.5 million in 1995 and $3.2 million in 1994 were provided for the tax benefits related to the extraordinary losses on retirement of debt (see Note 9).

      The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

                                                     1996         1995
---------------------------------------------------------------------------------------------------------------------------
 At December 31, (Dollars in millions)
 Deferred tax liabilities:
    Facilities (accelerated depreciation,
       capitalized interest and purchase
       accounting differences)                 $    127.3    $   138.8
    Inventory (LIFO and purchase
       accounting differences)                        1.0         10.3
    Employee benefits                                 8.1          3.5
    Foreign investments                              50.1         50.1
    Other                                            37.9         44.8
                                               ----------    ---------
                                                    224.4        247.5
                                               ----------    ---------
 Deferred tax assets:
    Postretirement benefits                         134.1        132.7
    Warranties                                       61.1         53.8
    Alternative minimum tax                           4.7         16.7
    Foreign tax credits and
       net operating losses                          45.2         34.4
    Reserves                                         54.8         69.5
    Other                                             8.5         23.3
    Valuation allowances                            (85.0)       (98.0)
                                               ----------    ---------
                                                    223.4        232.4
                                               ----------    ---------
    Net deferred tax liabilities               $      1.0    $    15.1
                                               ==========    =========

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

In 1995 and 1996 the valuation allowance was reduced as a result of the reversal of existing deferred tax benefits and higher levels of taxable income in the U.S. in 1995, 1996 and expected in 1997. Although realization is not assured, management believes it is more likely than not that all of the resulting net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

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

      Cash taxes paid were $135 million, $90 million, and $70 million in the years 1996, 1995 and 1994, respectively.

      In connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1990, the German tax authorities have raised questions regarding the treatment of certain significant matters. In prior years the Company paid approximately $20 million (at December 31, 1996 exchange rates) of a disputed German income tax. A suit is pending to obtain a refund of this tax. In March 1996 the Company received an assessment, which it has appealed, for additional taxes of approximately $71 million (at December 31, 1996 exchange rates) (principally relating to the 1988 to 1990 period), plus interest, for the tax return years under audit. In addition, significant transactions similar to those which gave rise to such assessment occurred in years subsequent to 1990. Having assessed additional taxes for the 1988-1990 period, the German tax authorities might, after future tax audits, propose tax adjustments for years 1991 to 1993 that could be as much as 50% higher. The Company, on the basis of the opinion of legal counsel, believes the German tax returns are substantially correct as filed and any such adjustments would be inappropriate and intends to vigorously contest any adjustments which have been or may be assessed. Accordingly, the Company has not recorded any loss contingency at December 31, 1996 with respect to such matters.

      The Company has agreed with the German tax authorities to make a partial security deposit in respect of the additional taxes and interest assessed in March 1996. Approximately $13 million was paid in January 1997 and, in addition, the Company will apply approximately $7 million of tax refunds due it to the security deposit. The tax authorities have granted a staying order for the balance of the additional taxes and interest assessed in March 1996, under which no further payment or other security will be required from the Company before litigation of the matter or a final resolution. During litigation, the Company would expect renewal of the staying order. Upon final resolution, the Company will be obligated to pay any tax liability in excess of the security deposit or the Company will receive a refund of any excess of security deposit (with interest accruing on the additional tax from the date of the assessment or the refund amount from the date of deposit, respectively).

      As a result of German tax legislation, first effective in 1994, the Company's tax provision in Germany was higher in 1994, 1995 and 1996 and will continue to be in the future. As a result of this German tax legislation and the related additional tax provisions, the Company believes its tax exposure to the major issues under the audit referred to above will be reduced starting in 1994 and continuing thereafter.

NOTE 7. INVENTORIES

The components of inventories are as follows:

                                              1996     1995
-----------------------------------------------------------
At December 31, (Dollars in millions)
Finished products                           $235.8   $190.7
Products in process                           77.7     84.7
Raw materials                                 95.5     86.9
                                            ------   ------
Inventories at cost                         $409.0   $362.3
                                            ======   ======

      The carrying cost of inventories approximates current cost.


NOTE 8. FACILITIES

The components of facilities, at cost, are as follows:

                                            1996         1995
-------------------------------------------------------------
 At December 31, (Dollars in millions)
 Land                                 $     79.0    $    74.3
 Buildings                                 382.3        356.3
 Machinery and Equipment                   971.0        888.3
 Improvements in progress                  150.2        119.2
                                      ----------    ---------
 Gross facilities                        1,582.5      1,438.1
 Less: accumulated depreciation            576.5        513.6
                                      ----------    ---------
 Net facilities                        $ 1,006.0     $  924.5
                                       =========     ========

NOTE 9. DEBT

In January 1997, the Company entered into the 1997 Credit Agreement, an amendment and restatement of the 1995 Credit Agreement. The 1997 Credit Agreement, which expires in 2002, provides American Standard Inc. and certain subsidiaries (the "Borrowers") with senior secured credit facilities aggregating $1.75 billion to all Borrowers as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities") and (b) a $375 million multi-currency periodic access credit facility (the "Periodic Access Facility").

      The 1997 Credit Agreement provides lower interest rates, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002. Each of the outstanding revolving loans is due at the end of each interest period (a maximum of six months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with applicable conditions of the 1997 Credit Agreement. Borrowings under the Revolving Facilities and the Periodic Access Facility bear interest at the London interbank offered rate ("LIBOR") plus 0.875% which is
 .375% lower than rates under the 1995 Credit Agreement. This initial rate is subject to adjustment and may be reduced in the event the Company attains improved financial ratios.

      After giving effect to the 1997 Credit Agreement, the amounts of long-term debt maturing in years 1997 through 2001 were: 1997-$23 million; 1998-$24 million; 1999-$164 million; 2000-$13 million; and 2001-$211 million.

      As a result of the redemption of debt in 1995 and 1994, the Consolidated Statement of Operations included extraordinary charges of $30 million and $9 million, respectively (including call premiums and the write-off of deferred debt issuance costs, on which no tax benefit was recorded (see Note 6). In addition, the first quarter of 1997 will include an extraordinary charge of $10 million as a result of the repayment of debt under the 1995 Credit Agreement.

Short-term -- At December 31, 1996, there were $67 million of short-term borrowings outstanding and $56 million of letters of credit outstanding under the 1995 Credit Agreement. Average borrowings under the revolving credit facilities available under bank credit agreements for 1996, 1995 and 1994 were $215 million, $278 million and $73 million, respectively.

      The Revolving Facilities under the 1997 Credit Agreement provide for aggregate borrowings of up to $1.375 billion for general corporate purposes, of which up to $500 million may be used for the issuance of letters of credit and $40 million of which is available for same-day short-term borrowings. The Company pays a commitment fee of 0.20% per annum on the unused portion of the Revolving Facilities and a fee of 0.875% per annum plus issuance fees for letters of credit. Upon completion of the 1997 Credit Agreement in January 1997 (proceeds of which replaced outstanding borrowings under the 1995 Credit Agreement) and the Share Repurchase for $208 million in February 1997 (see Notes 3 and 10), there were $323 million of borrowings outstanding under the

Revolving Facilities and $55 million of letters of credit. Remaining availability under the Revolving Facilities was $997 million, which is available to provide financing for the Medical Systems Acquisitions (see Note 3), to redeem certain outstanding public debt securities of American Standard Inc. and for other general corporate purposes. Borrowings under the Revolving Facilities by their terms are short-term.

      Other short-term borrowings are available outside the United States under informal credit facilities and are typically in the form of overdrafts. At December 31, 1996, the Company had $42 million of such foreign short-term debt outstanding at an average interest rate of 10.6% per annum. The Company also had an additional $83 million of unused foreign facilities. These facilities may be withdrawn by the banks at any time.

      Average short-term borrowings for 1996, 1995 and 1994 were $284 million, $334 million and $119 million, respectively, at weighted average interest rates of 7.33%, 7.85% and 9.40%, respectively. Total short-term borrowings outstanding at December 31, 1996, 1995 and 1994 were $109 million, $240 million, and $70 million, respectively, at weighted average interest rates of 7.5%, 7.9% and 10.7%, respectively.

Long-term -- Long-term debt was as follows:

                                                1996         1995
-----------------------------------------------------------------
At December 31, (Dollars in millions)
1995 Credit Agreements                    $    363.6    $   432.1
9 1/4% sinking fund debentures, due in
   installments from 1997 to 2016              150.0        150.0
10 7/8% senior notes due 1999                  150.0        150.0
11 3/8% senior debentures due 2004             250.0        250.0
9 7/8% senior subordinated notes due 2001      200.0        200.0
10 1/2% senior subordinated discount
   debentures (net of unamortized
   discount of $77.5 million in 1996;
   $162.2 million in 1995) due in
   installments from 2003 to 2005              633.1        578.5
Other long-term debt                            67.7         82.4
                                          ----------    ---------
                                            1,814.4       1,843.0
Less current maturities                        72.6          72.9
                                          ----------    ---------
                                         $  1,741.8    $ 1,770.1
                                          ==========    =========

      Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 1996, 1995, and 1994, were $3.9 million, $4.0 million and $2.9 million, respectively. Cash interest paid for those same years on all outstanding indebtedness amounted to $140 million, $161 million and $186 million, respectively.

      The U.S. Dollar equivalent of the 1995 Credit Agreement loans and the effective weighted average interest rates were:

                                           1996         1995
------------------------------------------------------------
At December 31, (Dollars in millions)
Periodic access loans:
   Deutschemark loans at 4.56%
      in 1996; 5.39% in 1995         $    263.7    $   282.5
   British sterling loans at 7.44%
      in 1996; 8.23% in 1995                5.1         34.8
   Dutch guilder loans at 4.31%
      in 1996; 5.23% in 1995               24.8         24.8
                                     ----------    ---------
Total periodic access loans               293.6        342.1
Term loans:
   U.S. dollar loans at 6.63%
      in 1996; 6.91% in 1995               70.0         90.0
                                     ----------    ---------
Total 1995 Credit Agreement
   long-term loans                        363.6        432.1
Revolver loans at 5.6% in 1996;
   6.9% in 1995                            67.2        179.8
                                     ----------    ---------
Total 1995 Credit Agreement loans    $    430.8    $   611.9
                                     ==========    =========

      The 9 1/4% Sinking Fund Debentures are redeemable at the Company's option, in whole or in part, at redemption prices declining from 104.163% in 1997 to 100% in 2006 and thereafter. The 10 7/8% Senior Notes are not redeemable by the Company. The 11 3/8% Senior Debentures are redeemable at the option of the Company, in whole or in part, on or after May 15, 1997, at redemption prices declining from 105.69% in 1997 to 100% on May 15, 2002, and thereafter.

      The 9 7/8% Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, on or after June 1, 1998, at redemption prices declining from 102.82% in 1998 to 100% on June 1, 2000, and thereafter. The
10 1/2% Senior Subordinated Discount Debentures may be redeemed at the Company's option, in whole or in part, on or after June 1, 1998, at redemption prices declining from 104.66% in 1998 to 100% on June 1, 2002, and thereafter. The payment of the principal and interest on the 9 7/8% Senior Subordinated Notes and on the 10 1/2% Senior Subordinated Discount Debentures (together the
"Senior Subordinated Debt") is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the credit agreements, the 9 1/4% Sinking Fund Debentures, the 10 7/8% Senior Notes, and the 11 3/8% Senior Debentures (the said notes and debentures together the "Senior Securities").

      At December 31, 1996, the Company held swap agreements to hedge the redemption value of a portion of its 10 1/2% Senior Subordinated Discount Debenture and effectively converted such debt to an average fixed interest rate of approximately 7%. The redemption value hedged by the swaps is the fair value of the debt at the commencement of the swaps. The swaps mature in June 1998 and have a notional debt value of $147 million, which approximates their fair value as of December 31, 1996. The swap providers are major financial institutions and the Company does not anticipate non-performance by such providers.

      Obligations under the 1997 Credit Agreement are guaranteed by the Company, American Standard Inc. and significant domestic subsidiaries of American Standard Inc. (with foreign borrowings also guaranteed by certain foreign subsidiaries) and are secured by a pledge of the stock of American Standard Inc. and its subsidiaries.

      The 1997 Credit Agreement contains various covenants that limit, among other things, mergers and asset sales, indebtedness, dividends on and redemption of capital stock of the Company, voluntary prepayment of certain other indebtedness of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, the use of proceeds from asset sales, intercompany transactions and transactions with affiliates and certain other business activities. The covenants also require the Company to meet certain financial tests. The Company believes it is currently in compliance with the covenants contained in the 1997 Credit Agreement.

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


NOTE 10. CAPITAL STOCK TRANSACTIONS AND STOCK OPTION PLAN OF AMERICAN STANDARD COMPANIES INC.

In the first quarter of 1995 American Standard Companies Inc. sold 15,112,300 shares of its common stock at $20 per share in its initial public offering (the "IPO"), which yielded net proceeds of $281 million (including proceeds from the exercised portion of the underwriters' over-allotment option and after deducting underwriting discounts and expenses) which were used to reduce indebtedness.

      The Company, Kelso & Company, L.P. ("Kelso") and ASI Partners entered into an agreement (the "Stock Disposition Agreement") providing for: (i) the sale by ASI Partners of 12,429,548 shares of American Standard Companies Inc. common stock (including 1,621,245 shares sold pursuant to the underwriters' over-allotment option) in the Secondary Offering completed in the first quarter of 1997; and (ii) the repurchase by the Company from ASI Partners of all shares of American Standard Companies Inc. common stock to be owned by ASI Partners after the distribution (the "Share Distribution") by ASI Partners of 3,780,353 shares of such stock to certain of its partners at their election. Accordingly, in conjunction with the Secondary Offering, American Standard Companies Inc. repurchased 4,628,755 shares of its common stock from ASI partners for $208 million (the "Share Repurchase"). The Company financed the Share Repurchase with borrowings under the 1997 Credit Agreement. American Standard Companies Inc. had previously completed a secondary offering in September 1995 (together with the Secondary Offering, the "Secondary Offerings") for 22,500,000 shares of its common stock, substantially all of which were owned by ASI Partners. After the Secondary Offerings, the Share Distribution and the Share Repurchase, ASI Partners will own no common stock of American Standard Companies Inc. and will not be entitled to designate any of the Company's directors. All of the shares sold in the Secondary Offerings were previously issued and outstanding shares, and the Company received no proceeds therefrom.

      In accordance with the Stock Disposition Agreement, American Standard Companies Inc. also issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of common stock of American Standard Companies Inc. at $55 per share (the "Exercise Price"), $10 per share over the public offering price. The warrants entitle holders to receive cash or shares, at the Company's option, based on the difference between the then market value of American Standard Companies Inc. common stock and the Exercise Price. The warrants will be exercisable between January 31, 1998 (or October 31, 1998 in certain cases) and February 11, 2002. In the event that a Transaction (as defined in the Stock Disposition Agreement) constituting a change in control of the Company occurs prior to January 31, 1998 (or October 31, 1998 for a Transaction proposed prior to January 31, 1998 but not consummated or withdrawn as of January 31, 1998), the Company would be required to make a cash payment to ASI Partners based upon the excess, if any, of the consideration per share received by holders of American Standard Companies Inc. common stock in the Transaction over the cash price per share received by ASI Partners in respect of all shares sold in the Secondary Offering and the Share Repurchase. If a Transaction occurs entitling ASI Partners to such a payment, the warrants would not be exercisable and would expire upon the consummation of such Transaction. The estimated fair value of these warrants at the date issued was $9.34 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing American Standard Companies Inc. stock options as described below.

      In January 1995 American Standard Companies Inc. established the Stock Incentive Plan (the "Stock Plan") under which awards may be granted to officers and other key executives and employees in the form of stock options, stock appreciation rights, restricted stock or restricted units in shares of common stock of American Standard Companies Inc. The maximum number of shares or units that may be issued under the Stock Plan is 7,604,475. The awards vest ratably over three years on the anniversary date of the awards and are exercisable over a period of ten years.

      A summary of stock option activity and related information for 1996 and 1995 follows:

                                                                            1996      1996        1995      1995
----------------------------------------------------------------------------------------------------------------
                                                                                 Weighted-             Weighted-
                                                                                   Average               Average
                                                                                  Exercise              Exercise
                                                                          Shares     Price      Shares     Price
Outstanding-beginning of year                                          4,974,000    $20.01          --        --
Granted                                                                   18,000     32.66   5,006,000    $20.01
Exercised                                                               (230,483)    20.00          --        --
Forfeited                                                                (60,343)    20.00     (32,000)    20.00
                                                                      ----------    ------  ----------    ------
Outstanding-end of year                                                4,701,174    $20.06   4,974,000    $20.01
                                                                      ==========    ======  ==========    ======
Exercisable at end of year                                             1,422,539    $20.01          --        --
Weighted average fair value of options granted during the year        $    12.26            $     7.51

      Exercise prices for options outstanding as of December 31, 1996, ranged from $20 to $37.94. The weighted-average remaining contractual life of those options is 8.4 years. As of December 31, 1996, there were 2,672,818 shares available for grant under the plan.

      The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased by $8.2 million in 1996 and its net income would have decreased by $7.4 million in 1995. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for both 1996 and 1995: risk-free interest rate of 6.3%; volatility of 23%; an expected life of 6 years; and a dividend yield of zero. These estimated expense amounts are not necessarily indicative of amounts in years beyond 1997 because they are heavily influenced by the large number of options granted in 1995 in connection with the IPO which fully vest at the beginning of 1998.

NOTE 11. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 1996, approximates carrying amounts except as follows:

------------------------------------------------
(Dollars in millions)           Carrying    Fair
                                  Amount   Value
10 7/8% senior notes                 $150    $161
11 3/8% senior debentures             250     268
9 7/8% senior subordinated notes      200     211
10 1/2% senior subordinated
   discount debentures                633     694
9 1/4% sinking fund debentures        150     156

      The fair values presented above are estimates as of December 31, 1996, and are not necessarily indicative of amounts for which the Company could settle currently or indicative of the intent or ability of the Company to dispose of or liquidate such instruments.

      The fair values of the Company's 1995 Credit Agreement loans, which approximate their carrying values, are estimated using indicative market quotes obtained from a major bank. The fair values of senior notes, senior debentures, senior subordinated notes, senior subordinated discount debentures and sinking fund debentures are based on indicative market quotes obtained from a major securities dealer. The fair values of other loans approximate their carrying value.


NOTE 12. RELATED PARTY TRANSACTIONS

In 1994 the Company paid Kelso, an affiliate of ASI Partners, the largest shareholder of American Standard Companies Inc., an annual fee of $2.75 million for providing management consulting and advisory services. In December 1994 the Company paid Kelso a one-time fee of $20 million in connection with the amendment of certain agreements in anticipation of the Company's IPO, including an amendment eliminating future payments of the $2.75 million annual fee but providing for the continuation of such services. See Notes 3 and 10.


NOTE 13. COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under the terms of all noncancellable operating leases in effect at December 31, 1996, were: 1997 - $62 million; 1998
- $55 million; 1999- $38 million; 2000 - $28 million; 2001 - $23 million and thereafter - $44 million. Net rental expenses for operating leases were $70 million, $59 million and $45 million for the years ended December 31, 1996, 1995, and 1994, respectively.

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

      The tax returns of the Company's German subsidiaries are currently under examination by the German tax authorities (see Note 6).


NOTE 14. SEGMENT DATA

Identifiable assets as of December 31, 1996, 1995 and 1994 and sales and operating income by geographic location for the years then ended are shown in the following tables. Sales and operating income by segment are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7.

Segment Data                                          1996         1995         1994          1993          1992
----------------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)
Sales-Geographic distribution:
   United States                                   $ 2,856      $ 2,526      $ 2,238       $ 1,914      $ 1,722
   Europe                                            2,050        1,951        1,600         1,371        1,622
   Other                                             1,041          860          714           617          519
   ELIMINATIONS                                       (142)        (116)         (95)          (72)         (71)
                                                   -------      -------      -------       -------      -------
      Total sales (c)                              $ 5,805      $ 5,221      $ 4,457       $ 3,830      $ 3,792
                                                   =======      =======      =======       =======      =======
Operating income-Geographic distribution:
   United States                                   $   336      $   223      $   151       $   104      $    82
   Europe                                              102          242          147           130          185
   Other                                               (87)          69           57            48           33
                                                   -------      -------      -------       -------      -------
      Total operating income (c)                   $   351 (a)  $   534      $   355       $   282      $   300
                                                   =======      =======      =======       =======      =======
Assets
   Air Conditioning Products                       $ 1,480      $ 1,432      $ 1,223       $ 1,167      $ 1,156
   Plumbing Products                                   775        1,088          957           960        1,002
   Automotive Products                               1,066          805          755           652          722
                                                   -------      -------      -------       -------      -------
      Total identifiable assets                    $ 3,321      $ 3,325      $ 2,935       $ 2,779      $ 2,880
                                                   =======      =======      =======       =======      =======
Geographic distribution:
   United States                                   $ 1,180      $ 1,075      $ 1,025       $ 1,013      $ 1,016
   Europe                                            1,460        1,557        1,343         1,196        1,370
   Other                                               681          693          567           570          494
                                                   -------      -------      -------       -------      -------
      Total identifiable assets                      3,321        3,325        2,935         2,779        2,880
Prepaid charges                                         34           39           64            78           51
Future income tax benefits                              67           30           22            25           33
Cash and cash equivalents                               60           89           93            53          113
Corporate assets                                        38           37           42            52           49
                                                   -------      -------      -------       -------      -------
      Total assets                                 $ 3,520      $ 3,520      $ 3,156       $ 2,987      $ 3,126
                                                   =======      =======      =======       =======      =======
Goodwill included in assets:
   Air Conditioning Products                       $   203      $   334      $   331       $   337      $   351
   Plumbing Products                                   247          302          295           296          320
   Automotive Products                                 419          446          427           393          431
                                                   -------      -------      -------       -------      -------
      Total goodwill                               $   869      $ 1,082      $ 1,053       $ 1,026      $ 1,102
                                                   =======      =======      =======       =======      =======
Capital expenditures:
   Air Conditioning Products                       $    93      $    70      $    45       $    38      $    33
   Plumbing Products                                    88           93           55            46           48
   Automotive Products                                  46           44           30            14           27
                                                   -------      -------      -------       -------      -------
      Total capital expenditures                   $   227      $   207      $   130       $    98      $   108
                                                   =======      =======      =======       =======      =======
Depreciation and amortization:
   Air Conditioning Products                       $    51      $    51      $    51       $    53      $    55
   Plumbing Products                                    50           50           64 (b)        49           49
   AUTOMOTIVE PRODUCTS                                  43           42           39            35           37
                                                   -------      -------      -------       -------      -------
      Total depreciation and amortization          $   144      $   143      $   154       $   137      $   141
                                                   =======      =======      =======       =======      =======

(a) Includes asset impairment charge of $235 million, of which $166 million is included in Other and $69 million in Europe (see Note 2).

(b)  Includes an asset loss provision of $14 million.

(c) U.S. export sales and operating income have been reclassified to Europe and Other for 1995, 1994, 1993 and 1992 to conform with the 1996 classification.

Quarterly Data (Unaudited)
                                                                                              1996
--------------------------------------------------------------------------------------------------
(Dollars in millions)                                        First(a)  Second      Third    Fourth
Sales                                                     $1,364.3   $1,518.3   $1,485.1  $1,436.9
Cost of sales                                              1,031.0    1,135.9    1,115.1   1,097.8
Income before income taxes and extraordinary item           (188.3)      91.9       84.1      69.9
Income taxes                                                  17.0       33.3       29.1      24.9
                                                          --------   --------   --------  --------
   Net income (loss)                                      $ (205.3)  $   58.6   $   55.0  $   45.0
                                                          ========   ========   ========  ========

                                                                                              1995
--------------------------------------------------------------------------------------------------
(Dollars in millions)                                         First    Second      Third    Fourth
Sales                                                      $1,223.2  $1,370.8   $1,316.3  $1,311.2
Cost of sales                                                 909.1   1,008.5      975.1     994.3
Income before income taxes and extraordinary item              45.4      85.0       67.0      29.5
Income taxes                                                   18.9      35.5       23.6       7.1
                                                           --------  --------   --------  --------
Income before extraordinary item                               26.5      49.5       43.4      22.4
Extraordinary loss on retirement of debt                      (30.1)       --         --        --
                                                           --------  --------   --------  --------
   Net income (loss)                                       $   (3.6) $   49.5   $   43.4  $   22.4
                                                           ========  ========   ========  ========

(a) The first quarter of 1996 included a non-cash asset impairment charge of $235 million, on which there was no tax benefit.

(b) The first three quarters of 1996 have been restated to properly record costs and expenses for Porcher S.A., the French plumbing products manufacturer acquired in the fourth quarter of 1995. The restatement had the effect of increasing the net loss in the first quarter by $3 million and decreasing net income in the second and third quarters by $4 million and $2 million, respectively.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)   1 and 2. Financial statements and financial statement schedules

      The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 34 of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 34 hereof are incorporated herein by reference.

      3. Exhibits

      The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)   Reports on Form 8-K for the quarter ended December 31, 1996.

      The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                          AMERICAN STANDARD, INC.


                          By    /S/ EMMANUEL A. KAMPOURIS
                                ------------------------------------------------
                                (Emmanuel A. Kampouris)
                                Chairman, President and Chief Financial Officer

MARCH 26, 1997

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 26, 1997:


           SIGNATURE                        TITLE
           ---------                        -----
   /S/ EMMANUEL A. KAMPOURIS              Chairman, President and Chief
-------------------------------------
      (EMMANUEL A. KAMPOURIS)               Executive Officer; Director
                                            (Principal Executive Officer)


     /S/ FRED A. ALLARDYCE                Vice President and Chief Financial Officer
-------------------------------------
       (Fred A. Allardyce)                  (Principal Financial Officer)

     /S/ G. RONALD SIMON                  Vice President and Controller
-------------------------------------
       (G. RONALD SIMON)                    (Principal Accounting Officer)

     /S/ STEVEN E. ANDERSON               Director
-------------------------------------
      (STEVEN E. ANDERSON)

       /S/ HORST HINRICHS                 Director
-------------------------------------
        (HORST HINRICHS)

    /S/ GEORGE H. KERCKHOVE               Director
-------------------------------------
     (GEORGE H. KERCKHOVE)

     /S/ SHIGERU MIZUSHIMA                Director
-------------------------------------
      (SHIGERU MIZUSHIMA)

      /S/ FRANK T. NICKELL                Director
-------------------------------------
       (FRANK T. NICKELL)

      /S/ ROGER W. PARSONS                Director
-------------------------------------
       (ROGER W. PARSONS)

     /S/ J. DANFORTH QUAYLE               Director
-------------------------------------
      (J. DANFORTH QUAYLE)

         SIGNATURE                           TITLE
         ---------                           -----
  /S/ DAVID M. RODERICK                    Director
------------------------------
   (DAVID M. RODERICK)

    /S/ JOHN RUTLEDGE                      Director
------------------------------
     (JOHN RUTLEDGE)

 /S/ JOSEPH S. SCHUCHERT                   Director
------------------------------
  (JOSEPH S. SCHUCHERT)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF CERTIFIED PUBLIC ACCOUNTANTS


1. Financial Statements

   Consolidated Balance Sheet at December 31, 1996, and 1995                  13

   Years ended December 31, 1996, 1995, and 1994:

   Consolidated Statement of Operations                                       12

   Consolidated Statement of Cash Flows                                       14

   Consolidated Statement of Stockholder's Deficit                            15

   Notes to Financial Statements                                           16-28

   Segment Data                                                         8 and 29

   Quarterly Data (Unaudited)                                                 30

   Report of Independent Auditors                                             11

2. Financial statement schedule, years ended December 31, 1996, 1995, and 1994

   II Valuation and Qualifying Accounts                                       36

      All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of American Standard Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 13, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of American Standard Inc. listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       Ernst & Young LLP



New York, New York
February 13, 1997

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 1996, 1995, and 1994

(Dollars in thousands)

Foreign
                                               Balance       Additions                                   Currency        Balance
                                              Beginning     Charged to                        Other   Translation         End of
Description                                   of Period         Income    Deductions        Changes       Effects         Period
1996:
Reserve deducted from assets:
Allowance for doubtful accounts receivable     $ 27,330        $11,225      $(10,158)(A)    $   304       $  (407)      $ 28,294
--------------------------------------------------------------------------------------------------------------------------------
Reserve for post-retirement benefits           $482,398        $60,730      $(40,960)(B)   $(10,204)(C)  $(18,735)      $473,229
1995:
Reserve deducted from assets:
Allowance for doubtful accounts receivable     $ 19,569        $10,811      $ (6,064)(A)    $ 2,662       $   352       $ 27,330
--------------------------------------------------------------------------------------------------------------------------------
Reserve for post-retirement benefits           $437,708        $52,190      $(21,808)(B)    $(5,761)(D)  $ 20,069       $482,398
1994:
Reserve deducted from assets:
Allowance for doubtful accounts receivable     $ 15,666        $10,208      $ (6,868)(A)    $   533       $    30       $ 19,569
--------------------------------------------------------------------------------------------------------------------------------
Reserve for post-retirement benefits           $387,038        $44,352      $(23,062)(B)    $ 3,188(E)   $ 26,192       $437,708
--------------------------------------------------------------------------------------------------------------------------------

 The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

 (A) Accounts charged off.

 (B) Payments made during the year.

 (C) Includes $10 million reduction in minimum pension liability primarily.

 (D) Includes $6 million reduction in minimum pension liability.

 (E) Includes $5 million from acquisition of new business offset by $3 million reduction in minimum pension liability.

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

(3)      (i)      Restated Certificate of Incorporation of American Standard
                  Inc. (the Company"); previously filed as Exhibit (3)(i) in the Company's Form 10-Q for the quarter ended June 30, 1995, and herein incorporated by reference.

         (ii) Amended By-laws of the Company, as amended February 24, 1997, effective May 1, 1997.

(4)      (i)      Indenture, dated as of November 1, 1986, between the
                  Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit
                  (4)(iii) to the Company's Form 10-K for the fiscal year ended
                  December 31, 1986, and herein incorporated by reference.

         (ii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the Resigning Trustee") and Wilmington Trust Company (the Successor Trustee"), relating to resignation of the Resigning Trustee and appointment of the Successor Trustee under the Indenture referred to in Exhibit (4)(i) above; previously filed as Exhibit (4)(ii) to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (iii) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $150,000,000; previously filed as Exhibit
                  (4)(i) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

         (iv) Form of 10-7/8% Senior Note due 1999 included as Exhibit A to the Indenture described in (4)(iii) above.

         (v) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; previously filed as Exhibit
                  (4)(iii) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

         (vi) Form of 11-3/8% Senior Debentures due 2004 included as Exhibit A to the Indenture described in (4)(v) above.

         (vii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit (4)(xxxi) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (viii) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in (4)(vii) above.

         (ix) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit
                  (4)(xxxiii) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (x) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount Debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4)(ix) above.

         (xi) Amended and Restated Credit Agreement, dated as of January 31, 1997, among Holding, the Company, certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Citibank, N. A., as Documentation Agent; The Bank of Nova Scotia and NationsBank, N. A., as Co Syndication Agents; Bankers Trust Company, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited, New York Branch and The Sumitomo Bank, Ltd., as Senior Managing Agents; and The Bank of New York, Banque Paribas, CIBC Inc., CIBC Wood Gundy plc, Compagnie Financiere de CIC et de L'Union Europeenne, Credit Lyonnais, New York Branch, Fleet National Bank, The Long Tem Credit Bank of Japan, Limited and The Toronto-Dominion Bank, as Managing Agents; previously filed as Exhibit (4)(xviii) to Amendment No. 2 to Registration Statement No. 333-18015 of Holding under the Securities Act of 1933, as amended, filed February 5, 1997, and herein incorporated by reference.

         (xii) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank, N.A. as Rights Agent; previously filed as Exhibit (4)(xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10) *   (i)      American Standard Inc. Long-Term Incentive Compensation Plan,
                  as amended and restated on December 5, 1996.

         (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Plan, as amended and restated on December 5, 1996.

         (iii) American Standard Inc. Annual Incentive Plan, as amended and restated on December 5, 1996.

         (iv) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995; previously filed as Exhibit (10)(iv) to the Company's Form 10-K for the fiscal year ended December 31, 1995, and herein incorporated by reference.

         (v) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995; previously filed as Exhibit (10)(xii) to the Company's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

         (vi) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10)(i) to Holding's Form 10-Q for the quarter ended September 30, 1989, and herein Incorporated by reference.

         (vii) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10)(vii) to Holding's Form 10-K for the fiscal year ended December 31, 1996.

         (viii) Estate Preservation Plan adopted in December, 1990; previously filed as Exhibit (10)(xx) to the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (ix) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10)(viii) above; previously filed as Exhibit
                  (10)(xvii) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (x) Summary of terms of Unfunded Deferred Compensation Plan, adopted December 2, 1993; previously filed as Exhibit
                  (10)(xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.


* Items in this series 10 consist of management contracts or compensatory plans or arrangements with exception of (10)(xiii) and (xiv).

         (xi) American Standard Companies Inc. Stock Incentive Plan, as amended and restated on December 5, 1996, incorporated herein by reference to Exhibit (10)(xi) to Holding's Form 10-K for the fiscal year ended December 31, 1996.

         (xii) American Standard Companies Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10)(xii) of Holding's Form 10-K for the fiscal year ended December 31, 1996.

         (xiii) Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L. P. and Kelso ASI Partners,
                  L. P.; previously filed as Exhibit (10)(i) to Holding's Registration Statement No. 333-18015 under the Securities Act of 1933, as amended, filed December 17, 1996, and herein incorporated by reference.

         (xiv) Form of Warrant Agreement between Holding and Citibank, N. A. as Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10)(xiii) above; previously filed as Exhibit (10)(ii) to Holding's Registration Statement No. 333-18015 under the Securities Act of 1933, as amended, filed December 17, 1996, and herein incorporated by reference.

(21)              List of Company's subsidiaries.

(27)              Financial Data Schedule.