Form 10-Q/A
period 1997-03-30
AMERICAN STANDARD INC
filed 1997-05-19
CIK 5850

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
                                                            ========   =====

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     Note 1. Public Offering of Parent Company Common Stock and Repurchase of Parent Company Common Stock

          In the first quarter of 1997 American Standard Companies Inc., the Company's parent ("Parent Company") completed a secondary offering (the "Secondary Offering") of 12,429,548 shares of the Parent Company's common stock owned by Kelso ASI Partners, L.P. ("ASI Partners"), the Parent Company's largest stockholder at December 31, 1996, and the repurchase (the "Share Repurchase") by the Parent Company from ASI Partners of 4,628,755 shares of common stock of the Parent Company. In addition, the Parent Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Parent Company's common stock at $55 per share. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.



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

     On May 5, 1997, the Parent Company announced a plan to repurchase from time to time in the open market up to $100 million of its common stock during the next twelve months. It is anticipated that shares repurchased pursuant to the plan will be available in connection with the exercise of stock options and other of the Company's incentive compensation programs.

     In the first quarter of 1997 the Parent Company completed (i) the Secondary Offering of 12,429,548 shares of the Parent Company's common stock owned by ASI Partners (including 1,621,245 shares sold pursuant to the underwriters' over-allotment option) and (ii) the Share Repurchase by the Parent Company from ASI Partners, the Parent Company's largest stockholder at December 31, 1996, of 4,628,755 shares of the Parent Company's common stock for $208 million. In conjunction with the Secondary Offering, ASI Partners distributed to certain of its partners 3,780,353 shares (the "Share Distribution") of the Parent Company's common stock that it owned. In addition, the Parent Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Parent Company's common stock at $55 per share, $10 per share over the public offering price in the Secondary Offering. After the Secondary Offering, the Share Distribution and the Share Repurchase, ASI Partners owned no common stock of the Parent Company and is no longer entitled to designate any of the Parent Company's directors. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and the Parent Company received no proceeds therefrom.

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

Item 5.  Other Information.

     (a) On May 5, 1997, the Parent Company announced its plan to repurchase, from time to time in the open market, during the next twelve months up to $100 million of its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources" in Part 1, which is incorporated herein by reference.

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