Form 10-Q
period 1997-06-30
AMERICAN STANDARD INC
filed 1997-08-12
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                                      OR

[  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                    Commission file number 33-64450
                           AMERICAN STANDARD INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                                 25-0900465
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ                08855-6820
(Address of principle executive offices)                            (Zip Code)

Registrant's telephone number, including area code              (732) 980-6000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                                       X  Yes            No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, outstanding at
           July 31, 1997                                               1,000
                                                                      (shares)

                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements


         The following summary statement of operations of American Standard Inc. ("the Company") and subsidiaries for the three months and six months ended June 30, 1997 and 1996 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three- and six-month periods of 1997 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                                                 (In millions)

                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                               1997       1996       1997      1996
                                               -----      -----      -----     ----

SALES                                        $1,589     $1,519     $2,950    $2,883
                                             -------    ------     ------    ------

COST AND EXPENSES
  Cost of sales                               1,163      1,136      2,181     2,167
  Selling and administrative expenses           258        230        494       457
  Asset impairment loss                           -          -          -       235
  Other expense                                   7         11         12        18
  Interest expense                               47         50         96       102
                                                ---     ------     ------      ----
                                              1,475      1,427      2,783     2,979
INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                      114         92        167       (96)
Income taxes                                     40         33         60        50
                                                ---     ------     ------     ------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                           74         59        107      (146)
Extraordinary loss on retirement of debt,
    net of tax                                   15          -         23         -
                                                ---     ------     ------     ------

NET INCOME (LOSS)                            $   59     $   59    $    84   $  (146)
                                             ======     ======    =======    =======


                                            See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                     (Dollars in millionsexcept share data)

                                                  June 30,    December 31,
                                                    1997          1996
CURRENT ASSETS
Cash and cash equivalents                          $  51        $  60
Accounts receivable                                  902          800
Inventories
    Finished products                                312          236
    Products in process                               77           78
    Raw materials                                    102           95
                                                     ----          --
                                                     491          409
Other current assets                                 121          117
                                                     ----         ---
TOTAL CURRENT ASSETS                               1,565        1,386

FACILITIES, less accumulated depreciation;
    June 1997 - $583; Dec. 1996 - $577               997        1,006
GOODWILL                                             799          875
OTHER ASSETS                                         745          253
                                                     ----         ---
TOTAL ASSETS                                      $4,106       $3,520
                                                  ======       ======

CURRENT LIABILITIES
Loans payable to banks                            $  812       $  109
Current maturities of long-term debt                  20           73
Accounts payable                                     455          469
Accrued payrolls                                     186          152
Other accrued liabilities                            506          433
                                                    ----          ---
TOTAL CURRENT LIABILITIES                          1,979        1,236

LONG-TERM DEBT                                     1,557        1,742
RESERVE FOR POSTRETIREMENT BENEFITS                  439          473
OTHER LIABILITIES                                    471          452
                                                    ----          ---
TOTAL LIABILITIES                                  4,446        3,903

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, par value $.01,
    1000 shares issued and outstanding                 -            -
Common stock $.01 par value, 1,000 shares
    issued and outstanding                             -            -
Capital surplus                                      555          561
Accumulated deficit                                 (687)        (771)
Foreign currency translation effects                (208)        (173)
                                                    ----          ---

TOTAL STOCKHOLDER'S DEFICIT                         (340)        (383)
                                                    ----          ---
                                                  $4,106       $3,520
                                                  ======       ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)

                                                             Six Months Ended
                                                                   June 30,
                                                          1997        1996
                                                          ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item             $ 107      $ (146)
    Asset impairment loss                                   -         235
    Depreciation                                           63          60
    Amortization of goodwill                               14          14
    Non-cash interest                                      29          32
    Non-cash stock compensation                            12          17
    Changes in assets and liabilities:
      Accounts receivable                                (129)        (93)
      Inventories                                         (97)        (53)
      Accounts payable and other accruals                  83          26
      Other assets and liabilities                        (11)        (45)
                                                          ---         ---
  Net cash provided by operating activities                93          47
                                                          ---         ---

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment            (94)        (75)
    Investments in affiliated companies                    (1)         (2)
    Acquisition of medical diagnostic businesses         (210)          -
    Other                                                  (2)         20
                                                          ---         ---
  Net cash used by investing activities                  (307)        (57)
                                                          ---         ---

  FINANCING ACTIVITIES:
    Net loan (to) from Parent                            (232)          3
    Proceeds from issuance of long-term debt              380           3
    Repayments of long-term debt, including
      redemption premiums                                (615)        (33)
    Net change in revolving credit facility               705         (21)
    Net change in other short-term debt                    11           4
    Other                                                 (24)        (10)
                                                          ---         ---
  Net cash provided (used) by financing activities        206         (54)
                                                          ---         ---

Effect of exchange rate changes on cash and
  cash equivalents                                         (1)         (1)
                                                          ---         ---
Net decrease in cash and cash equivalents                  (9)        (65)
Cash and cash equivalents at beginning of period           60          89
                                                          ---         ---
Cash and cash equivalents at end of period             $   51       $  24
                                                       ======       =====


                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

   Note 1. Public Offering of Parent Company Common Stock and Repurchase of Parent Company Common Stock

         In the first quarter of 1997 American Standard Companies Inc., the Company's parent ("Parent Company") completed a secondary public offering of 12,429,548 shares of the Parent Company's common stock owned by Kelso ASI Partners, L.P. ("ASI Partners"), the Parent Company's largest stockholder at December 31, 1996, and the repurchase by the Parent Company from ASI Partners of 4,628,755 shares of common stock of the Parent Company. In addition, the Parent Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Parent Company's common stock at $55 per share. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.

   Note 2.  Redemption of Senior Debentures

         In May 1997 the Company redeemed its $250 million aggregate principal amount of 11-3/8% Senior Debentures (at a redemption price of 105.69% of the principal plus accrued interest) with borrowings under the 1997 bank credit agreement ("the 1997 Credit Agreement"). As a result, the Company incurred an extraordinary charge of $15 million, net of taxes, in the second quarter of 1997, including call premiums on the debentures and the write-off of deferred debt issuance costs. See Management's Discussion and Analysis of Financial Position and Results of Operations - Financial Review.

   Note 3.  Acquisition  of Medical Diagnostics Businesses

         On June 30, 1997, the Company acquired for approximately $210 million the European medical diagnostic business (the "Sorin Business" or "Sorin") of Sorin Biomedica S.p.A., an affiliate of the Fiat Group, and all the outstanding shares of INCSTAR Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest. This transaction will be accounted for as a purchase. The Company is in the process of valuing the assets and liabilities acquired and in connection therewith will be required to write off the value of purchased research and development, which the Company believes could be material. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources. At June 30, 1997 the $210 million acquisition cost was included in "Other Assets" on the Balance Sheet.

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

                          PART 1. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company achieved record sales and operating income in the second quarter of 1997. Sales increased 5% to $1.6 billion and operating income increased 6% to $178 million. Operating income for the first half of 1997 was $297 million, an increase of 4% over the $286 million of operating income in the first half of 1996, excluding an asset impairment charge. In the first quarter of 1996 the Company adopted FAS 121 related to impairment of long-lived assets, resulting in a non-cash charge of $235 million, approximately 90% of which represented the write-down of goodwill, for which there was no tax benefit. Operating losses for Medical Systems for 1996 have been reclassified to conform with the 1997 presentation.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                              June 30,          June 30,
                                              --------          --------
                                          1997      1996       1997      1996
                                          ----      ----       ----      ----
Sales:
    Air Conditioning Products         $   983     $  924    $1,765     $1,682
    Plumbing Products                     367        372       710        720
    Automotive Products                   239        223       475        481
                                          ---        ---       ---        ---

    Total  sales                       $1,589     $1,519    $2,950     $2,883
                                       ======     ======    ======     ======

Operating income (loss) before
      asset impairment loss:
        Air Conditioning Products      $  118     $  112    $  187    $  173
        Plumbing Products                  33         31        55        50
        Automotive Products                31         28        63        70
        Medical Systems                    (4)        (5)       (8)       (7)
                                          ---        ---       ---       ---
                                          178        166       297       286
 Asset impairment loss:
      Air Conditioning Products             -          -         -      (121)
      Plumbing Products                     -          -         -      (114)
                                          ---        ---       ---       ---
                                            -          -         -      (235)
                                          ---        ---       ---       ---
     Total operating income               178        166       297        51
 Equity in net income (loss) of
     unconsolidated joint ventures          3         (1)        6        (2)
 Interest expense                         (47)       (50)      (96)     (102)
 Corporate and other expenses             (20)       (23)      (40)      (43)
                                          ---        ---       ---       ---

 Income (loss) before income taxes
     and extraordinary item             $ 114      $  92     $ 167     $ (96)
                                        =====      =====      ====     =====

     Results of Operations for the Second Quarter and First Six Months of 1997 Compared with the Second Quarter and First Six Months of 1996

         Consolidated sales for the second quarter of 1997 were $1,589 million, an increase of $70 million, or 5% (8% excluding the unfavorable effects of foreign exchange), from $1,519 million in the second quarter of 1996. Sales increased 6% for Air Conditioning Products and 7% for Automotive Products, while sales for Plumbing Products decreased 1% compared with the second quarter of 1996. Operating income for the second quarter of 1997 was $178 million, an increase of $12 million, or 6% (9% excluding the unfavorable effects of foreign exchange), from $166 million in the second quarter of 1996. Operating income increased 4% for Air Conditioning Products, 7% for Plumbing Products and 9% for Automotive Products. The operating loss on Medical Systems was slightly less, reflecting lower development expenses.

         Consolidated sales for the first half of 1997 were $2,950 million, an increase of $67 million, or 2% (5% excluding the unfavorable effects of foreign exchange), from $2,883 million in the first half of 1996. Sales increased 5% for Air Conditioning Products but declined 1% for both Plumbing Products and Automotive Products. Operating income was $297 million for the first half of 1997, an increase of 4% (7% excluding the unfavorable effects of foreign exchange), compared with $286 million in the first half of 1996 (excluding the asset impairment charge previously mentioned). Operating income increased 7% for Air Conditioning Products and 11% for Plumbing Products but declined 10% for Automotive Products.

         Sales of Air Conditioning Products increased 6% (8% excluding the unfavorable effects of foreign exchange) to $983 million for the second quarter of 1997 from $924 million for the second quarter of 1996 as a result of continued strength in U.S. commercial business and higher volume in international operations. Sales of applied and unitary commercial products in the U.S. increased because of higher volumes resulting from improved markets and gains in market share (for commercial unitary products), partly offset by lower volume for residential products due to cooler than normal temperatures in many of the company's markets. International sales for the second quarter of 1997 increased principally because of higher volumes in Latin America, especially Mexico, and volume increases in the Far East and Middle East. Sales for Air Conditioning Products for the first half of 1997 increased by 5% to $1,765 million from $1,682 million in the first half of 1996, primarily for the reasons cited for the second quarter increase.

         Operating income of Air Conditioning Products increased 4% (with little effect from foreign exchange) to $118 million in the second quarter of 1997 from $112 million in the 1996 quarter, primarily reflecting higher commercial product volumes in the U.S. Operating income for international operations improved modestly, reflecting increased volumes in Latin America, the Far East and Middle East. Operating income for the first half of 1997, excluding the 1996 asset impairment charge explained above, increased 7% essentially for the reasons mentioned for the second quarter increase.

         Sales of Plumbing Products declined 1% to $367 million in the second quarter of 1997 from $372 million in the second quarter of 1996. Excluding the unfavorable effects of foreign exchange, sales increased 4% over the second quarter of 1996, reflecting an increase of more than 4% in international sales and a gain of 2% in the U.S. The international sales increase resulted primarily from increased volume in Latin America. Europe contributed a small increase but continued to experience weak economic conditions, particularly in Germany, Italy and France. Sales in the U.S. increased as a result of higher volumes of fittings sold to the retail market channel. Sales of Plumbing Products for the first half of 1997 decreased 1% to $710 million from $720 million in the first half of 1996. Excluding unfavorable foreign exchange effects, sales increased by 3% for the first half of 1997 compared with the 1996 period due to the same factors affecting the second quarter results and reflecting the adverse effect of a five-week strike in the Philippines during the first quarter of 1996.

         Operating income of Plumbing Products increased 7% (12% excluding the unfavorable effects of foreign exchange) to $33 million for the second quarter of 1997 from $31 million for the second quarter of 1996. In the U.S., operating income improved because of higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing cost improvements. For international operations, operating income increased primarily because of reduced costs in Europe. Operating income for the first half of 1997, excluding the aforementioned 1996 asset impairment charge, increased by 11% (16% excluding foreign exchange effects) from the first half of 1996, primarily for the reasons mentioned for the second quarter and because of the first quarter 1996 Philippines strike.

         Sales of Automotive Products for the second quarter of 1997 increased 7% (15% excluding the unfavorable effects of foreign exchange) to $239 million from $223 million in the second quarter of 1996, primarily because of higher volumes in Europe and higher product content per vehicle. Unit volume of truck and bus production in western Europe increased 5% overall from the second quarter of 1996, with a particularly strong gain in Germany. Sales of ABS systems to the Company's U.S. joint venture nearly doubled, reflecting the new regulations in effect for such systems on new heavy-duty trucks. Sales of Automotive Products for the first half of 1997 declined slightly to $475 million from $481 million in the first half of 1996. Excluding the unfavorable effects of foreign exchange, first-half 1997 sales increased by 6% despite a small first quarter decline, primarily for the reasons cited for the second quarter.

         Operating income for Automotive Products for the second quarter of 1997 was $31 million, an increase of 9% (19% excluding the unfavorable effects of foreign exchange) from $28 million in the second quarter of 1996. This reflected the higher sales and improved margins due to productivity improvements, offset partly by the ongoing effects of start-up costs on the new electronic braking system product line. Operating income for Automotive Products for the first half of 1997 was $63 million, a decrease of 10% (2% excluding the unfavorable effects of foreign exchange) from $70 million in the first half of 1996 principally reflecting declines in the first quarter of 1997 from the record-high first quarter of 1996, offset partly by the aforementioned improvements for the second quarter of 1997.


Financial Review

         Interest expense decreased $3 million in the second quarter of 1997 compared to the year-earlier quarter as lower overall interest rates on debt outstanding under the 1997 Credit Agreement more than offset the effect of increased debt arising from the $208 million repurchase of shares of the Company's common stock in February 1997 (see "Liquidity and Capital Resources"). In addition, on May 15, 1997, the Company redeemed its $250 million aggregate principal amount of 11-3/8% Senior Debentures (at a redemption price of 105.69% of the principal amount plus interest accrued to the redemption date) with lower-rate borrowings under the 1997 Credit Agreement. The decrease in corporate and other expenses is primarily attributable to higher equity in earnings of unconsolidated joint ventures and reduced corporate expenses. The higher equity income reflects the growth of Automotive Products' U.S. joint venture, the benefits from restructuring Air Conditioning Products' scroll compressor venture and increased profitability of Plumbing Products' expanding joint ventures in the PRC.

         The income tax provision for the second quarter of 1997 was $40 million, or 35.5% of pretax income compared with a provision of $33 million, or 36.3% of pretax income in the second quarter of 1996. Those effective tax rates reflect improvements in U.S. income in both periods which enabled the Company to recognize previously unrecognized tax benefits.

         As a result of the redemption of the 11-3/8% Senior Debentures, the second quarter of 1997 included an extraordinary charge of $15 million, net of income taxes, attributable to call premiums and the write-off of unamortized debt issuance costs. The first quarter of 1997 also included an extraordinary charge for the write-off of unamortized debt issuance costs of $8 million, net of income taxes, related to the retirement of debt upon completion of the 1997 Credit Agreement.


Liquidity and Capital Resources


         Net cash provided by operating activities, after cash interest paid of $67 million, was $68 million for the first six months of 1997, compared with net cash provided of $47 million for the similar period of 1996. The $21 million increase resulted primarily from higher earnings. Inventories and accounts receivable increased in both six month periods reflecting increased sales volumes and the seasonal pattern typical of the first half of the year. The Company made capital expenditures of $95 million for the first half of 1997, including $1 million of investments in affiliated companies, compared with capital expenditures of $77 million in the first half of 1996, including $2 million of investments in affiliated companies.

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

         At June 30, 1997, the Company had outstanding borrowings of $761 million under the Revolving Facilities. There was $554 million available under the Revolving Facilities after reduction for borrowings and for $60 million of letters of credit usage. In addition, at June 30, 1997, the Company's foreign subsidiaries had $60 million available under overdraft facilities which can be withdrawn by the banks at any time.

         On May 5, 1997, the Parent Company announced a plan to repurchase from time to time in the open market up to $100 million of its common stock during the following twelve months. It is anticipated that shares repurchased pursuant to this program will be available in connection with the exercise of stock options and other of the Company's incentive compensation programs. Through June 30, 1997, the Company had repurchased $26 million of its common stock under this program.

         In the first quarter of 1997 the Parent Company completed (i) a secondary public offering of 12,429,548 shares of the Parent Company's common stock owned by ASI Partners (including 1,621,245 shares sold pursuant to the underwriters' over-allotment option) (the "Secondary Offering") and (ii) the share repurchase by the Parent Company from ASI Partners, the Parent Company's largest stockholder at December 31, 1996, of 4,628,755 shares of common stock of the Parent Company for $208 million (the "Share Repurchase"). In conjunction with the Secondary Offering and the Share Repurchase, ASI Partners distributed to certain of its partners 3,780,353 shares (the "Share Distribution") of the Parent Company's common stock that it owned. In addition, the Parent Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Parent Company's common stock at $55 per share, $10 per share over the public offering price in the Secondary Offering. After the Secondary Offering, the Share Distribution and the Share Repurchase, ASI Partners owned no common stock of the Parent Company and is no longer entitled to designate any of the Parent Company's directors. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and the Parent Company received no proceeds therefrom.

         In January 1997 the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. For the last several years the Company has supported the development of two small medical diagnostic products groups focusing on test instruments using laser technology and reagents. On June 30, 1997, the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and all the outstanding shares of INCSTAR Corporation, a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest. In 1996 the Sorin Business and Incstar had sales of approximately $80 million and $40 million, respectively. The aggregate cost of the acquisition was approximately $210 million, including fees and expenses, and was funded with borrowings under the 1997 Credit Agreement. This transaction will be accounted for as a purchase and the Company is in the process of valuing the assets and liabilities acquired for purposes of allocating the purchase price. In connection therewith, the Company will be required to write off the value of assets associated with on-going research and development projects of the businesses acquired. Because Sorin and Incstar both have a significant number of research and development projects in process, the Company believes that such write-off could be material.

         As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

         On August 1, 1997, American Standard Companies Inc. and its wholly-owned subsidiary, American Standard Inc., jointly filed a shelf registration statement with the Securities and Exchange Commission covering $1 billion of debt securities to be offered by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. Proceeds from the sale of the securities, to be issued from time to time at market interest rates, will be used for general corporate purposes including refinancing of outstanding debt, stock repurchases, acquisitions, additions to working capital or capital expenditures.

                           PART II. OTHER INFORMATION




Item  1.  Legal Proceedings.

                  For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of
           Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.



Item 5.   Other Information
                  For a discussion of a $1 billion debt shelf registration statement jointly filed by American Standard Companies Inc. and its wholly-owned subsidiary, American Standard Inc., on August 1, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this Report which is incorporated herein by reference.


Item  6.  Exhibits and Reports on Form 8-K

           (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

           (b) Reports on Form 8-K. During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

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





         August 12, 1997

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS


   (The File Number of the Registrant, American Standard Inc. is 33-64450)

          Exhibit No.        Description
             (27)            Financial Data Schedule