Form 10-Q/A
period 1997-06-30
AMERICAN STANDARD INC
filed 1997-08-13
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                             ======     ======    =======    =======


                                            See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                     (Dollars in millionsexcept share data)

                                                  June 30,    December 31,
                                                    1997          1996
CURRENT ASSETS
Cash and cash equivalents                          $  51        $  60
Accounts receivable                                  902          800
Inventories
    Finished products                                312          236
    Products in process                               77           78
    Raw materials                                    102           95
                                                     ----          --
                                                     491          409
Other current assets                                 121          117
                                                     ----         ---
TOTAL CURRENT ASSETS                               1,565        1,386

FACILITIES, less accumulated depreciation;
    June 1997 - $583; Dec. 1996 - $577               997        1,006
GOODWILL                                             799          875
OTHER ASSETS                                         720          253
                                                     ----         ---
TOTAL ASSETS                                      $4,081       $3,520
                                                  ======       ======

CURRENT LIABILITIES
Loans payable to banks                            $  812       $  109
Current maturities of long-term debt                  20           73
Accounts payable                                     455          469
Accrued payrolls                                     186          152
Other accrued liabilities                            481          433
                                                    ----          ---
TOTAL CURRENT LIABILITIES                          1,954        1,236

LONG-TERM DEBT                                     1,557        1,742
RESERVE FOR POSTRETIREMENT BENEFITS                  439          473
OTHER LIABILITIES                                    471          452
                                                    ----          ---
TOTAL LIABILITIES                                  4,421        3,903

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, par value $.01,
    1000 shares issued and outstanding                 -            -
Common stock $.01 par value, 1,000 shares
    issued and outstanding                             -            -
Capital surplus                                      555          561
Accumulated deficit                                 (687)        (771)
Foreign currency translation effects                (208)        (173)
                                                    ----          ---

TOTAL STOCKHOLDER'S DEFICIT                         (340)        (383)
                                                    ----          ---
                                                  $4,081       $3,520
                                                  ======       ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)

                                                             Six Months Ended
                                                                   June 30,
                                                          1997        1996
                                                          ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item             $ 107      $ (146)
    Asset impairment loss                                   -         235
    Depreciation                                           63          60
    Amortization of goodwill                               14          14
    Non-cash interest                                      29          32
    Non-cash stock compensation                            12          17
    Changes in assets and liabilities:
      Accounts receivable                                (129)        (93)
      Inventories                                         (97)        (53)
      Accounts payable and other accruals                  83          26
      Other assets and liabilities                        (14)        (45)
                                                          ---         ---
  Net cash provided by operating activities                68          47
                                                          ---         ---

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment            (94)        (75)
    Investments in affiliated companies                    (1)         (2)
    Acquisition of medical diagnostic businesses         (210)          -
    Other                                                  (2)         20
                                                          ---         ---
  Net cash used by investing activities                  (307)        (57)
                                                          ---         ---

  FINANCING ACTIVITIES:
    Net loan (to) from Parent                            (226)          3
    Proceeds from issuance of long-term debt              380           3
    Repayments of long-term debt, including
      redemption premiums                                (615)        (33)
    Net change in revolving credit facility               705         (21)
    Net change in other short-term debt                    11           4
    Other                                                 (24)        (10)
                                                          ---         ---
  Net cash provided (used) by financing activities        231         (54)
                                                          ---         ---

Effect of exchange rate changes on cash and
  cash equivalents                                         (1)         (1)
                                                          ---         ---
Net decrease in cash and cash equivalents                  (9)        (65)
Cash and cash equivalents at beginning of period           60          89
                                                          ---         ---
Cash and cash equivalents at end of period             $   51       $  24
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

                          PART 1. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company achieved record sales and operating income in the second quarter of 1997. Sales increased 5% to $1.6 billion and operating income increased 6% to $178 million. Operating income for the first half of 1997 was $297 million, an increase of 4% over the $286 million of operating income in the first half of 1996, excluding an asset impairment charge. In the first quarter of 1996 the Company adopted FAS 121 related to impairment of long-lived assets, resulting in a non-cash charge of $235 million, approximately 90% of which represented the write-down of goodwill, for which there was no tax benefit. Operating losses for Medical Systems for 1996 have been reclassified to conform with the 1997 presentation.

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

         At June 30, 1997, the Company had outstanding borrowings of $761 million under the Revolving Facilities. There was $554 million available under the Revolving Facilities after reduction for borrowings and for $60 million of letters of credit usage. In addition, at June 30, 1997, the Company's foreign subsidiaries had $60 million available under overdraft facilities which can be withdrawn by the banks at any time.

         On May 5, 1997, the Parent Company announced a plan to repurchase from time to time in the open market up to $100 million of its common stock during the following twelve months. It is anticipated that shares repurchased pursuant to this program will be available in connection with the exercise of stock options and other of the Company's incentive compensation programs. Through June 30, 1997, the Company had repurchased $26 million of its common stock under this program.

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





         August 13, 1997

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS


   (The File Number of the Registrant, American Standard Inc. is 33-64450)

          Exhibit No.        Description
             (27)            Financial Data Schedule