Form 10-K405
period 1997-12-31
AMERICAN STANDARD INC
filed 1998-03-31
CIK 5850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Registrant's telephone number, including area code: (732) 980-6000 Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

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

Number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 12, 1998:

  Common Stock, $.01 par value                                     1,000  Shares

Documents incorporated by reference:                                        None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS
                           (REDUCED DISCLOSURE FORMAT

                                                                            PAGE

                                     PART I

Item 1.  Business.                                                             3
Item 2.  Properties.                                                           8
Item 3.  Legal Proceedings.                                                    9
Item 4.  Not required under reduced disclosure format as contemplated by
         General Instruction J to Form 10-K.                                  --

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.                                               10
Item 6.  Not required under reduced disclosure format as contemplated by
           General Instruction J to Form 10-K.                                --
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of  Operations.                                        10
Item 8.  Financial Statements and Supplementary Data.                         16
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                               36

                                    PART III

Items 10,11,12, and 13 are not required under reduced disclosure format as
                Contemplated by General Instruction J to Form 10-K            --

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.     36

ITEM 1. BUSINESS

         American Standard Inc. (the "Company") is a Delaware corporation formed in 1929. All of its outstanding common stock is owned by American Standard Companies Inc., a Delaware corporation that was formed in 1988 to acquire American Standard Inc. Hereinafter, "American Standard" or "the Company" will refer to American Standard Companies Inc. or to American Standard Inc., including its subsidiaries, as the context requires.

         American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (60% of 1997 sales); bathroom and kitchen fixtures and fittings (24% of 1997 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (16% of 1997 sales). These percentages exclude the new Medical Systems segment which had sales of $50 million in the last six months of 1997, after the acquisition of Sorin and INCSTAR (see below). American Standard is a market leader in each of its three major business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) for plumbing products, WABCO(R) for braking and related systems and LARA(R), Copalis(R) and DiaSorin(TM) for Medical diagnostic systems. The Company emphasizes technologically advanced products such as air conditioning systems that utilize energy-efficient compressors and environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") utilizing electronic controls. At December 31, 1997, American Standard had 108 manufacturing facilities in 35 countries.


OVERVIEW OF BUSINESS SEGMENTS

         Through 1996 American Standard operated three business segments: Air Conditioning Products, Plumbing Products and Automotive Products. In January 1997 the Company announced formation of its Medical Systems segment.

         AIR CONDITIONING PRODUCTS. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold by the Trane Company ("Trane") primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1997. Approximately 65% of Trane's sales in 1997 were in the replacement, renovation and repair markets, which have been less cyclical than the new residential and commercial construction markets. Management believes that Trane is well positioned for growth because of its high quality, brand-name products; significant existing market shares; the introduction of new product features such as electronic controls; the expansion of its broad distribution network; conversion to products utilizing environmentally-preferable refrigerants; and expansion of operations in developing market areas throughout the world, principally the Asia-Pacific area (although expansion in the Asia-Pacific region outside China is expected to slow due to the unfavorable economic conditions existing in the region at the beginning of 1998) and Latin America.

         Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. In 1997 Trane, with revenues of $3,567 million, accounted for approximately 60% of the Company's sales and

60% of its operating income (excluding Medical Systems). Trane derived 28% of its 1997 sales from outside the United States.

         Trane manufactures three general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane manufactures and distributes mini-split units in the Far East, Europe, the Middle East and Latin America.

         Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price.

         Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are generally higher than for sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally-preferable refrigerants

         At December 31, 1997, Air Conditioning Products had 33 manufacturing plants in 10 countries employing approximately 22,600 people.

         PLUMBING PRODUCTS. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names. Of Plumbing Products' 1997 sales, 72% was derived from operations outside the United States and 28% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality associated with its brand-name products, significant existing market shares in a number of countries, lower-cost product sourcing from Mexico and Eastern Europe and the expansion of existing operations in developing market areas throughout the world, principally the Far East, Latin America and Eastern Europe.

         In 1997 Plumbing Products, with revenues of $1,439 million, accounted for 24 % of the Company's sales and 19 % of its operating income (excluding Medical Systems). Plumbing Products' sales consist 53% of chinaware fixtures, 23% of fittings (typically brass) and 9% of bathtubs, with the remainder consisting of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remainder.

         Plumbing Products operates through four primary geographic groups:
European Plumbing Products, U.S. Plumbing Products, Americas International and the Asia-Pacific Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Germany, Bulgaria, the U.S., and Mexico. Worldwide Fittings' sales and operating results are reported in the four primary geographic groups within which it operates.

         European Plumbing Products, which sells products primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Bulgaria, Egypt and Turkey and distributes products in Spain and Portugal. In November 1995 the Company acquired Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had a minority ownership interest.

         U.S. Plumbing Products manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada, and Brazil and its joint ventures in Central America and the Dominican Republic.

         The Asia-Pacific Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand, the Philippines and Vietnam, and its manufacturing joint venture in Indonesia. This group is also developing a wholly-owned marketing operation in Japan. The Asia-Pacific Group also has operations in China, in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors for $48 million in the fourth quarter of 1997.

         At December 31, 1997, Plumbing Products employed approximately 21,500 people and, including affiliated companies, had 57 manufacturing plants in 25 countries, including its Chinese businesses which were consolidated in October 1997.

         Plumbing Products competes in most of its markets on the basis of service to customers, product quality and design, reliability and price.

         AUTOMOTIVE PRODUCTS. Automotive Products ("WABCO") is a leading manufacturer, primarily in Europe and Brazil, of braking and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems, including antilock braking systems ("ABS"), marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and from increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the commercial vehicle market in the United States, where the mandated phase-in of ABS began in 1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

         In 1997 WABCO, with sales of $952 million, accounted for 16 % of the Company's sales and 21% of its total operating income (excluding Medical Systems). The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

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

         Through 1997 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 1.6 million heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe was approximately 168,000 units in 1997 (up from 146,000 units in 1996) and 195,000 units (67,000 units in 1996) in other markets, primarily the United States and Japan. The large increase in other markets was primarily in the United States, where the mandated phase-in of ABS began in March 1997. In addition, WABCO has developed an advanced electronic braking system, electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry.

         At December 31, 1997, WABCO and affiliated companies employed approximately 6,100 people and had 13 manufacturing facilities and 8 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, the Netherlands and Brazil. WABCO has joint ventures in the United States (Meritor WABCO and WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Sundaram Clayton Ltd.) and in China.

         In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

         MEDICAL SYSTEMS. In anticipation of the acquisition of Sorin and INCSTAR described below, the Company announced in January 1997, the formation of its Medical Systems segment to pursue initiatives in the medical diagnostics field. For several years prior thereto, the Company had been supporting the development of two small medical diagnostic product companies, Sienna Biotech, Inc. (Sienna") and Alimenterics, Inc. ("Alimenterics"). Sienna and Alimenterics have developed medical diagnostic technologies that use lasers for sample analysis. The Company had invested approximately $40 million in these businesses through December 31, 1996.

         Based upon the progress and prospects of Sienna and Alimenterics, the Company decided to explore acquisition opportunities to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. On June 30, 1997, the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group, and INCSTAR Corporation, a U.S. company, for $212 million, including fees and expenses.

         Sorin, INCSTAR and Sienna have been combined into a single operating group, DiaSorin. DiaSorin has an extensive menu of diagnostic tests as well as a variety of technologies and platforms. Its products focus on diagnostic tests for autoimmunity and infectious diseases, obstetrical/gynecological and gastrointestinal disorders, endocrinology and bone and mineral metabolism. It develops, manufactures and markets individual test reagents, test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. DiaSorin also produces and markets histochemical antisera and natural and synthetic peptides used in clinical diagnostic and medical research. One of the new core technologies, which received U.S. Food and Drug Administration ("FDA") clearance in 1997, is Copalis(R) (for Coupled Particle Light Scattering), a device which enables multiple tests on a single sample. Development is ongoing to accelerate an expanded menu of tests using DiaSorin reagents specifically adapted for use with Copalis.

         Alimenterics has developed the Laser Assisted Ratio Analyzer ("LARA(R)") system, an analyzer which allows a gastroenterologist to diagnose patient disease via the breath rather than by more invasive procedures such as endoscopy or x-ray. It's first application, the Pylori-Chek(TM), tests for the presence of Helicobacter pylori bacterium associated with 80% of stomach ulcers. The analyzer and reagent have received a Positive Opinion from the European agency for the Evaluation of Medicinal Products. FDA clearance for the LARA instrument and clearance for the Pylori-Chek k test is expected later in 1998. In March 1998, the Company entered into an agreement with Astra Pharma inc. of Canada to market exclusively the LARA System.

         DiaSorin has manufacturing facilities in Saluggia, Italy, and Stillwater, Minnesota, and Alimenterics has a manufacturing facility in Morris Plains, New Jersey. The principal markets for its products are Western Europe, the United States and Canada.

         The Company believes that the new Medical Systems Segment is well positioned to develop quickly and effectively its new medical products. The Company may build this group further through acquisitions of businesses that are complementary and would permit further acceleration of development and distribution of its products as well as through further research and development investments.

         Medical Systems had sales of $50 million in the last six months of 1997, after the acquisition of Sorin and INCSTAR, and an operating loss of $20 million (before write-off of purchased research and development).


         At December 31, 1997, Medical Systems employed approximately 800 people.

ITEM 2. PROPERTIES

         At December 31, 1997 the Company conducted its manufacturing activities through 108 plants in 35 countries, of which the principal facilities are as follows:

 BUSINESS SEGMENT          LOCATION                             MAJOR PRODUCTS MANUFACTURED AT LOCATION
Air Conditioning           Clarksville, TN                      Commercial unitary air conditioning
  Products                 Fort Smith, AK                       Commercial unitary air conditioning
                           La Crosse, WI                        Applied air conditioning systems
                           Lexington, KY                        Air handling products
                           Macon, GA                            Commercial air conditioning systems
                           Pueblo, CO                           Applied air conditioning systems
                           Rushville, IN                        Air handling products
                           Trenton, NJ                          Residential gas furnaces and air handlers
                           Tyler, TX                            Residential air conditioning
                           Waco, TX                             Water source heat pumps and air handling
                                                                   Products
                           Charmes, France                      Applied air conditioning systems
                           Epinal, France                       Unitary air conditioning systems and mini-splits
                           Ligang, China                        Applied air conditioning systems
                           Taicang, China                       Unitary air conditioning systems and mini-splits
                           Taipei, Taiwan                       Unitary air conditioning systems
                           Sao Paulo, Brazil                    Unitary air conditioning systems

Plumbing Products          Salem, OH                            Enameled-steel fixtures and acrylic bathtubs
                           Tiffin, OH                           Vitreous china
                           Trenton, NJ                          Vitreous china
                           Toronto, Canada                      Vitreous china and enameled-steel fixtures
                           Sevlievo, Bulgalria                  Vitreous china and brass plumbing fittings
                           Teplice, Czech Republic              Vitreous china
                           Hull, England                        Vitreous china and acrylic bathtubs
                           Middlewich, England                  Vitreous china
                           Dole, France                         Vitreous china and acrylic bathtubs
                           Neuss, Germany                       Vitreous china
                           Wittlich, Germany                    Brass plumbing fittings
                           Orcenico, Italy                      Vitreous china
                           Brescia, Italy                       Vitreous china
                           Aguascalientes, Mexico               Vitreous china
                           Mexico City, Mexico                  Vitreous china, water heaters
                           Monterrey, Mexico                    Brass plumbing fittings
                           Manila, Philippines                  Vitreous china
                           Seoul, South Korea                   Brass plumbing fittings
                           Bangkok, Thailand                    Vitreous china
                           Tianjin, China                       Vitreous china
                           Beijing, China                       Enameled steel fixtures
                           Shanghai, China                      Vitreous china and brass plumbing fittings
                           Guangdong Province, China            Vitreous china, brass plumbing fittings and
                                                                    enameled steel fixtures

Automotive                 Campinas, Brazil                     Braking systems
  Products                 Leeds, England                       Braking systems
                           Claye-Souilly, France                Braking systems
                           Hanover, Germany                     Braking systems
                           Mannheim, Germany                    Foundation brakes

Medical Systems            Salugia, Italy                       Medical diagnostics products
                           Stillwater, MN                       Medical diagnostics products

         Except for the property located in Manila, Philippines, all of the plants described above are owned by the Company or a subsidiary. Through joint ventures the company operates one plant in each of Indonesia and India. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

         In 1997 several Air Conditioning Products' plants operated at or near capacity and others operated moderately below capacity.

         In 1997 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country but overall were satisfactory.

         Automotive Products' plants generally operated at good utilization levels in 1997.

ITEM 3. LEGAL PROCEEDINGS

         In late 1996 the Company received letters from Tyco International Ltd. ("Tyco") proposing to acquire all outstanding shares of the Company's common stock. The Company's Board of Directors reviewed the Tyco proposals, consulted with its legal counsel and financial advisors and concluded that the Company would decline any interest in the proposals and so informed Tyco. There were no discussions between the Company and Tyco concerning any of the proposals and the Company contemplates none.

         Two persons claiming to be shareholders of the Company, represented by the same lawyers, filed separate class action and derivative lawsuits in the Chancery Court of the State of Delaware against the Company, ASI Partners and the Company's directors alleging breeches of fiduciary duties related to the Company's rejection of the Tyco proposals, approval of the secondary offering of Company common stock owned by ASI Partners and the repurchase by the Company of all shares of Company common stock owned by ASI Partners after such secondary offering (collectively, the "Stockholder Transactions"). The Stockholder Transactions were successfully completed in March 1997. The complaints seek unspecified monetary damages, to enjoin the Stockholder Transactions and demand that the Company evaluate alternative transactions to maximize shareholder value. The Company has moved to dismiss the complaints or in the alternative for Summary Judgment, believes the lawsuits are without merit and intends to contest them vigorously. The Delaware Court of Chancery has granted a stay of discovery pending its ruling on the Company's motion to dismiss the complaints.

         A person claiming to be a holder of certain public debt securities of American Standard Inc. filed, and subsequently withdrew, a class action lawsuit in New York Supreme Court seeking to enjoin the Stockholder Transactions or to require the Company to redeem such debt securities at the election of the security holders

         For a discussion of German tax issues see Note 6 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof).

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's only issued and outstanding common equity, 1,000 shares of common stock, $.01 par value, is owned by American Standard Companies Inc. There is no established public trading market for these shares.

There were no dividends declared on the Company's common stock in 1996 or 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(REDUCED DISCLOSURE FORMAT)

      The following should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

      The Company achieved record sales and operating income (excluding a $90 million write-off of purchased in-process research and development in connection with the acquisition of medical diagnostics businesses). The improvement in operating income reflected gains in all three major segments -- Air Conditioning Products, Plumbing Products and Automotive Products -- despite the adverse effects on Air Conditioning Products of cooler than normal weather in the U.S. and Europe and the unfavorable effects of foreign exchange. Sales for 1997 were $6.0 billion, an increase of 3% from $5.8 billion in 1996. Operating income was $590 million (excluding the write-off of purchased research and development), an increase of 3% from $573 million in 1996 (excluding an asset impairment charge of $235 million related to the adoption of a new accounting standard). Income before extraordinary item (excluding the write-off of purchased research and development) was $210 million, up 11% from income before extraordinary item (excluding the asset impairment charge) in 1996 of $189 million. Including the write-off of purchased research and development, income before extraordinary item for 1997 was $120 million.

      Operating losses for Medical Systems and equity in net income of unconsolidated joint ventures for 1996 and prior years have been reclassified to conform to the 1997 presentation.

      Consolidated sales for 1997 were $6,008 million, an increase of $203 million, or 3% (8% excluding the unfavorable effects of changes in foreign exchange rates), from $5,805 million in 1996. Sales increased 4% for Air Conditioning Products and 4% for Automotive Products, but declined slightly for Plumbing Products. The new Medical Systems segment contributed sales of $50 million in 1997.

      Consolidated sales for 1996 were $5,805 million, an increase of $584 million, or 11% (12% excluding the unfavorable effects of changes in foreign exchange rates), from $5,221 million in 1995. Sales increased 16% for Air Conditioning Products and 14% for Plumbing Products, but declined 8% for Automotive Products.

      Operating income for 1997 (excluding the $90 million write-off of purchased research and development) was $590 million, an increase of $17 million, or 3% (7% excluding the unfavorable effects of foreign exchange), from $573 million in 1996 (excluding the $235 million asset impairment charge). Operating income increased 3% for Air Conditioning Products, 8% for Plumbing Products and 3% for Automotive Products, while Medical Systems incurred a larger operating loss.

      Operating income for 1996 (excluding the $235 million asset impairment charge) was $573 million, an increase of $46 million, or 9% (10% excluding the unfavorable effects of foreign exchange), from $527 million in 1995. Operating income increased 36% for Air Conditioning Products but decreased 8% for Plumbing Products and 20% for Automotive Products, while the operating loss for Medical Systems increased.

THREE-YEAR FINANCIAL SUMMARY

Year Ended December 31,
(Dollars in millions)                                          1997           1996           1995
Sales:
       Air Conditioning Products                             $  3,567       $  3,437       $  2,953
       Plumbing Products                                        1,439          1,452          1,270
       Automotive Products                                        952            916            998
       Medical Systems                                             50           --             --
----------------------------------------------------------------------------------------------------
                                                             $  6,008       $  5,805       $  5,221
====================================================================================================
Operating income (loss) before asset impairment loss
  and write-off of purchased
    research and development:
       Air Conditioning Products                             $    364       $    353       $    259
       Plumbing Products                                          119            110            120
       Automotive Products                                        127            123            155
       Medical Systems                                            (20)           (13)            (7)
----------------------------------------------------------------------------------------------------
                                                                  590            573            527
Asset impairment loss and write-off of purchased
  research and development (a):
       Air Conditioning Products                                 --             (121)          --
       Plumbing Products                                         --             (114)          --
       Medical Systems                                            (90)          --             --
----------------------------------------------------------------------------------------------------
                                                                  (90)          (235)          --
----------------------------------------------------------------------------------------------------
Total operating income                                            500            338            527
Equity in net income of unconsolidated joint ventures              12              3              7
----------------------------------------------------------------------------------------------------
                                                                  512            341            534
Interest expense                                                 (192)          (198)          (213)
Corporate items                                                   (83)           (85)           (94)
----------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                 237             58            227
Income taxes                                                     (117)          (105)           (85)
----------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                      $    120       $    (47)      $    142
====================================================================================================

(a) In connection with the June 30, 1997, acquisition of the medical diagnostics businesses, the value of purchased in-process research and development was written off in accordance with applicable accounting rules, resulting in a non-cash charge to income of $90 million. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a non-cash charge of $235 million.

     Sales of Air Conditioning Products increased 4% (5% excluding foreign exchange effects) to $3,567 million for 1997 from $3,437 million for 1996, as a result of continued strength in U.S. commercial markets and expanding international sales. Commercial markets account for approximately 75% of Air Conditioning Products' total sales. Approximately 65% of total sales are to the replacement, renovation and repair markets.

      Operating income of Air Conditioning Products increased 3% (with little effect from foreign exchange) to $364 million in 1997 from $353 million in 1996 (excluding the asset impairment charge). The increase was attributable primarily to increased operating income in the United States due to higher volume.

      Sales of Plumbing Products were $1,439 million in 1997 compared with $1,452 million in 1996, a decrease of $13 million (but an increase of 5% excluding the unfavorable effects of foreign exchange). The exchange-adjusted increase primarily reflected higher sales in Latin America and the U.S. and the effect of consolidating the operations in China since the acquisition of a majority interest at the end of October 1997. Sales in the U.S. increased as a result of higher volumes, primarily attributable to expansion by major home improvement retailers. Sales and market share in the retail market channel have been growing for several years, a trend the Company believes will continue and lead to increased sales because of strong product and brand-name recognition. Sales for international operations increased by 5% excluding foreign exchange effects, principally attributable to gains in Latin American operations (primarily Mexico) and the sales of the operations in China (consolidated for the last two months of 1997). Europe, which continued to experience weak economic conditions, was flat excluding foreign exchange effects.

      Operating income of Plumbing Products was $119 million for 1997 compared with $110 million for 1996, an increase of 8% (18% excluding the unfavorable effects of foreign exchange), because of higher operating income for both international and U.S. operations. The increase in operating income for international operations in 1997 (excluding foreign exchange effects) was principally due to improved volumes and margins in Latin America, margin improvement in Europe (primarily from cost reductions in France) and income contributed by operations in China (consolidated for the last two months of 1997). These increases were partly offset by the effects of poor economic conditions in other parts of the Far East. Operating income in the U.S. improved 36%, due to higher sales and lower-cost sourcing from expanded facilities in Mexico as well as manufacturing and operating cost improvements.

      Sales of Plumbing Products were $1,439 million in 1997 compared with $1,452 million in 1996, a decrease of $13 million (but an increase of 5% excluding the unfavorable effects of foreign exchange). The exchange-adjusted increase primarily reflected higher sales in Latin America and the U.S. and the effect of consolidating the operations in China since the acquisition of a majority interest at the end of October 1997. Sales in the U.S. increased as a result of higher volumes, primarily attributable to expansion by major home improvement retailers. Sales and market share in the retail market channel have been growing for several years, a trend the Company believes will continue and lead to increased sales because of strong product and brand-name recognition. Sales for international operations increased by 5% excluding foreign exchange effects, principally attributable to gains in Latin American operations (primarily Mexico) and the sales of the operations in China (consolidated for the last two months of 1997). Europe, which continued to experience weak economic conditions, was flat excluding foreign exchange effects.

      Operating income of Plumbing Products was $119 million for 1997 compared with $110 million for 1996, an increase of 8% (18% excluding the unfavorable effects of foreign exchange), because of higher operating income for both international and U.S. operations. The increase in operating income for international operations in 1997 (excluding foreign exchange effects) was principally due to improved volumes and margins in Latin America, margin improvement in Europe (primarily from cost reductions in France) and income contributed by operations in China (consolidated for the last two months of 1997). These increases were partly offset by the effects of poor economic conditions in other parts of the Far East. Operating income in the U.S. improved 36%, due to higher sales and lower-cost sourcing from expanded facilities in Mexico as well as manufacturing and operating cost improvements.

      Sales of Automotive Products for 1997 were $952 million, an increase of $36 million, or 4% (14% excluding the unfavorable effects of foreign exchange), from $916 million in 1996. This gain resulted primarily from strengthened markets in Europe because of increased commercial vehicle production, higher product content per vehicle and increased export sales. Unit volume of truck and bus production in Western Europe increased 8%, while aftermarket sales declined 1% for the full year 1997 compared with 1996. Original equipment sales volumes were higher in almost all markets for commercial vehicle braking and other control systems, especially in Germany because of product deliveries to a major truck manufacturer for its new line of heavy-duty trucks. Export sales increased significantly, primarily from sales of antilock braking systems (ABS) to Meritor WABCO (formerly Rockwell WABCO), the Company's North American joint venture, reflecting the first-phase implementation of federal regulations requiring ABS on all new heavy-duty trucks, together with a rebound in U.S. truck production. Sales of original equipment also increased in Brazil, where truck production recovered somewhat from the unusually low level of the prior year.

      Operating income for Automotive Products was $127 million in 1997, an increase of 3% (14% excluding the unfavorable effects of foreign exchange). This increase reflected the higher volume and improved margins in Europe due to productivity improvements. These factors were partly offset by the effects of product mix (higher original equipment and export sales and lower aftermarket in Europe), lower margins in Brazil (primarily mix) and start-up costs of the new, majority-owned joint ventures in the U.S. (with Cummins Engine Co.) and China.

      Medical Systems sales reflected the acquisition on June 30, 1997, of the medical diagnostics businesses of Sorin Biomedica S.p.A. and INCSTAR Corporation. Medical Systems incurred an operating loss (before write-off of purchased research and development) as costs of development and of integrating operations more than offset the operating income of the acquired diagnostics businesses. The write-off of purchased research and development of $90 million reflects the required accounting in an acquisition for the portion of the purchase price allocated to the value of purchased in-process research and development. The operating losses in 1996 and 1995 reflected increased development costs of the Company's medical diagnostics ventures.

      Interest expense decreased $6 million in 1997 compared with 1996, as lower overall interest rates on debt outstanding under the Company's 1997 Credit Agreement, together with the redemption of the 11 3/8% Senior Debentures, more than offset the effect of increased debt arising from share repurchases and the acquisition of the medical diagnostics businesses. Corporate items for 1997 totaled $83 million, approximately the same level as in 1996. The higher equity in net income of unconsolidated joint ventures reflects the strong growth of Automotive Products' North American joint venture with Meritor Automotive Inc., benefits from the restructuring of Air Conditioning Products' scroll compressor joint venture and increased income from the Company's financing joint venture established in 1996.

      The income tax provisions for 1997 and 1996 were $117 million and $105 million, respectively. The effective income tax rate in 1997 was 35.8% on income before income taxes and extraordinary item of $327 million (excluding the write-off of purchased research and development on which there was no tax benefit) compared with an effective rate in 1996 of 35.6% on income before income taxes and extraordinary item of $293 million (excluding the asset impairment charge on which there was no tax benefit). The effective tax rates for both years are somewhat lower than the statutory rates primarily as a result of higher levels of taxable income in the U.S. which enabled the Company to recognize previously unrecognized tax benefits. In addition, in 1997 and 1996, proportionately greater pretax income was earned in the U.S. (at a lower effective rate) compared to that earned in higher-rate jurisdictions in Europe and elsewhere. Those benefits were partly offset by the effects of rate differences and withholding taxes related to foreign operations and nondeductible goodwill amortization. See Note 6 of Notes to Consolidated Financial Statements.

      As a result of the redemption of debt with refinancing proceeds, 1997 included an extraordinary charge of $24 million (net of taxes of $6 million). In addition, the first half of 1998 is expected to include an extraordinary charge of approximately $50 million (net of tax) as a result of the planned redemption of the 10 1/2% Senior Subordinated Discount Debentures and the 9 7/8% Senior Subordinated Notes, both of which are callable on or after June 1, 1998.

      In January 1997 the Company entered into a new credit agreement (the "1997 Credit Agreement"). The 1997 Credit Agreement, which expires in 2002, provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities") and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used for the issuance of letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements, with which the Company believes it is currently in compliance. See Note 9 of Notes to Consolidated Financial Statements.

      The 1997 Credit Agreement provides lower interest rates, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002.

      On August 1, 1997, American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. jointly filed a shelf registration statement (the "1997 Shelf Registration") with the Securities and Exchange Commission covering $1 billion of debt securities to be offered by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. On January 15, 1998, American Standard Inc. issued $350 million of 7 3/8% Senior Notes Due 2008 and on February 13, 1998, issued $125 million of 7 1/8% Senior Notes Due 2003 and $275 million of 7 5/8% Senior Notes Due 2010 (collectively, the "Offerings") under the 1997 Shelf Registration, the proceeds of which aggregated $737 million, net of underwriting discounts and expenses.

      The Company currently intends to apply the net proceeds of the Offerings, together with funds available under the 1997 Credit Agreement, to the redemption (the "Redemption"), on or after June 1, 1998, of its $740.7 million principal amount of 10 1/2% Senior Subordinated Discount Debentures and $200 million principal amount of its 9 7/8% Senior Subordinated Notes. On or after June 1, 1998, the Senior Subordinated Discount Debentures are redeemable at a price of 104.66% of the principal amount, plus accrued interest and the Senior Subordinated Notes are redeemable at a price of 102.82% of the principal amount, plus accrued interest. Pending the Redemption, the net proceeds of the Offerings were used to reduce borrowings (but not commitments) under the revolving portion of the Company's 1997 Credit Agreement.

      Unless amended or waived, the provisions of the 1997 Credit Agreement would require the Company to apply the proceeds of the Offerings permanently to reduce the total amount available under the 1997 Credit Agreement, unless the proceeds of the Offerings are applied to the Redemption prior to December 31, 1998, or to redeem up to $150 million of certain other indebtedness prior to June 1, 1999. Although the Company intends to redeem the 10 1/2% Senior Subordinated Discount Debentures, there can be no assurance that market or economic conditions or the Company's business strategy will not change and, therefore, there can be no assurance that the proceeds of the Offerings will be applied towards the Redemption.

      In the first quarter of 1997, American Standard Companies Inc. completed a secondary offering (the "Secondary Offering") of 12,429,548 shares of its common stock and the repurchase from Kelso ASI Partners, L.P. ("ASI Partners"), the largest stockholder at December 31, 1996, of 4,628,755 shares of common stock of American Standard Companies Inc. for $208 million, plus fees and expenses. In conjunction with the Secondary Offering, ASI Partners distributed to certain of its partners, 3,780,353 shares of American Standard Companies Inc. common stock that it owned. In addition, American Standard Companies Inc. issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of American Standard Companies Inc. common stock at $55 per share, $10 per share over the public offering price. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and American Standard Companies Inc. received no proceeds therefrom.

      In October 1997, American Standard Companies Inc. completed its open-market share repurchase program commenced in May 1997 pursuant to which 2,320,900 shares of its common stock were purchased for $100 million. This transaction and the Share Repurchase referred to above were funded with borrowings by American Standard Inc. under the 1997 Credit Agreement which were loaned to American Standard Companies Inc. under a non-interest-bearing demand note. Such amount is included in other assets.

      YEAR 2000 ISSUE

For the past several years the Company has been in the process of converting most of its computer applications and systems worldwide to client server technology and in conjunction therewith has been installing software which is Year 2000 compatible. For other systems, software that is Year 2000 compliant is being installed. Most of these initiatives would have been undertaken irrespective of any Year 2000 issues and the Company expects that conversion of all critical business systems will have been completed by mid-1999. In addition the Company has established a comprehensive Year 2000 initiative, having appointed teams for each operating group worldwide, coordinated by a team leader reporting directly to the business group leader. These teams are responsible for assuring that all core business systems will be fully functional for the year 2000, including transactions with customers, suppliers, financial institutions and other third parties. The Company is also reviewing its new and previously sold products that incorporate equipment controls to identify and resolve any problems that such products may have as a result of the arrival of Year 2000. Final cost estimates are not complete, but management does not expect the incremental costs attributable directly to coping with Year 2000 issues to have a material adverse effect on the Company's financial position, results of operations or cash flows. While the Company believes its efforts are adequate to address its Year 2000 concerns, the Company could be adversely affected if suppliers, customers and other third parties the Company does business with do not address this issue successfully. The Company is continuing to assess these risks and develop solutions to minimize the impact on the Company.

      MARKET RISK

The Company is exposed to foreign currency fluctuations and interest rate changes. From time to time the Company enters into agreements to reduce its foreign currency and interest rate risks. Such agreements hedge specific transactions or commitments. The Company does not enter into speculative hedges.

      The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Central American countries, China, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Australia and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 35 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly mitigated by the denomination in foreign currencies of a portion of the Company's borrowings.

      A portion of the Company's debt bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). As of December 31, 1997, $1.1 billion of the Company's total debt bore interest at variable rates. It has been the Company's practice to maintain a significant portion of its debt at fixed rates of interest. As of December 31, 1997, approximately 52% of the Company's total debt was at fixed rates.

      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and belief are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Products' and Plumbing Products' markets; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company's markets; pricing changes to the Company's products or those of its competitors, and other competitive pressures on pricing and sales; integration of acquired businesses; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; risks and costs related to the year 2000 software issue; the planned redemption of debt; the impact of the Far East economic situation; and transactions or other events affecting the need for, timing and extent of the Company's capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON
FINANCIAL STATEMENTS

The accompanying consolidated balance sheet at December 31, 1997 and 1996, and related consolidated statements of operations, stockholder's deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company's financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.


American Standard Inc.
February 16, 1998



REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Standard Inc.

We have audited the accompanying consolidated balance sheet of American Standard Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

      As discussed in Note 2 to the Consolidated Financial Statements, in 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                                    /s/ Ernst & Young LLP

New York, New York
February 16, 1998

CONSOLIDATED STATEMENT OF OPERATIONS

American Standard Inc.

Year Ended December 31,
(Dollars in thousands)                                     1997              1996              1995

Sales                                                  $  6,007,509      $  5,804,561      $  5,221,476
--------------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                          4,481,915         4,379,765         3,887,024
   Selling and administrative expenses                      979,036           905,427           853,783
   Write-off of purchased research and development           90,300              --                --
   Asset impairment loss                                       --             235,234              --
   Other expense                                             27,254            28,337            40,489
   Interest expense                                         192,216           198,192           213,326
--------------------------------------------------------------------------------------------------------
                                                          5,770,721         5,746,955         4,994,622
--------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item           236,788            57,606           226,854
Income taxes                                                116,928           104,324            85,070
--------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                     119,860           (46,718)          141,784
Extraordinary loss on retirement of debt                    (23,637)             --             (30,129)
--------------------------------------------------------------------------------------------------------

Net income (loss)                                      $     96,223      $    (46,718)     $    111,655
========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

American Standard Inc.

At December 31, (Dollars in thousands, except share data)                                            1997             1996
ASSETS
Current assets:
   Cash and cash equivalents                                                                    $    28,772      $    59,699
   Accounts receivable, less allowance for doubtful accounts - 1997, $30,226; 1996, $28,294         831,285          799,792
   Inventories                                                                                      430,773          408,962
   Future income tax benefits                                                                        40,756           67,125
   Other current assets                                                                              62,392           50,796
-----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                         1,393,978        1,386,374
Facilities, at cost, net of accumulated depreciation                                              1,139,184        1,005,998
Other assets:
   Goodwill, net of accumulated amortization - 1997, $225,020; 1996, $221,105                       844,238          875,111
   Debt issuance costs, net of accumulated amortization - 1997, $11,718; 1996, $13,723               22,516           34,451
   Other                                                                                            579,827          217,681
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 3,979,743      $ 3,519,615
=============================================================================================================================

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Loans payable to banks                                                                       $   718,412      $   108,856
   Current maturities of long-term debt                                                              30,459           72,645
   Accounts payable                                                                                 466,119          469,150
   Accrued payrolls                                                                                 179,635          151,707
   Other accrued liabilities                                                                        409,800          398,081
   Taxes on income                                                                                   45,717           35,421
-----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                    1,850,142        1,235,860
Long-term debt                                                                                    1,550,772        1,741,847
Other long-term liabilities:
   Reserve for postretirement benefits                                                              437,651          473,229
   Deferred tax liabilities                                                                            --             68,157
   Other                                                                                            468,618          384,373
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                            4,307,183        3,903,466
Commitments and contingencies
Stockholder's deficit:
   Preferred stock, Series A, $.01 par value, 1,000 shares issued and outstanding                       --              --
   Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding                                                                            --              --
   Capital surplus                                                                                  560,417          560,794
   Accumulated deficit                                                                             (675,264)        (771,487)
   Foreign currency translation effects                                                            (212,593)        (173,158)
-----------------------------------------------------------------------------------------------------------------------------
     Total stockholder's deficit                                                                   (327,440)        (383,851)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 3,979,743      $ 3,519,615
=============================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

American Standard Inc.

Year Ended December 31, (Dollars in thousands)                            1997             1996             1995
Cash provided (used) by:
   Operating activities:
      Income (loss) before extraordinary item                         $   119,860      $   (46,718)     $   141,784
      Write-off of purchased in-process research and development           90,300             --               --
      Asset impairment loss                                                  --            235,234             --
      Depreciation                                                        124,855          117,951          109,999
      Amortization of goodwill and other intangibles                       39,107           27,580           33,396
      Non-cash interest                                                    59,857           61,794           63,930
      Non-cash stock compensation                                           9,930           31,201           29,014
      Changes in assets and liabilities:
        Accounts receivable                                               (40,652)         (25,479)        (124,482)
        Inventories                                                       (22,538)         (32,499)           8,236
        Accounts payable and accrued payrolls                              18,739          (21,356)          53,971
        Postretirement benefits                                             8,578           19,770           33,531
        Other long-term liabilities                                        46,785           24,455           22,419
        Other, net                                                        (59,437)         (39,172)         (24,092)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                              395,384          352,761          347,706
--------------------------------------------------------------------------------------------------------------------
   Investing activities:
      Purchases of property, plant and equipment                         (245,258)        (212,179)        (164,193)
      Investments in affiliated companies                                 (56,925)         (15,321)         (42,395)
      Acquisition of medical diagnostics businesses                      (212,270)            --               --
      Proceeds from disposals of property, plant and equipment             19,099           15,105           19,428
      Other                                                                18,696            6,293            4,055
--------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                 (476,658)        (206,102)        (183,105)
--------------------------------------------------------------------------------------------------------------------
   Financing activities:
      Proceeds from issuance of long-term debt                            401,538            6,912          469,776
      Repayments of long-term debt, including redemption premiums        (655,335)         (73,429)      (1,020,004)
      Net change in revolving credit facilities                           622,559         (106,332)         124,768
      Net change in other short-term debt                                   8,673          (13,627)         (18,312)
      Net loan (to) from parent                                          (303,010)           4,069            4,823
      Capital contribution from parent                                       --               --            270,004
      Minority partners' contributions to PRC venture                       5,920           18,165           26,246
      Financing costs and other                                           (24,019)         (10,355)         (24,466)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                        56,326         (174,597)        (167,165)
Effect of exchange rate changes on cash and cash equivalents               (5,979)          (1,067)          (1,481)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (30,927)         (29,005)          (4,045)
Cash and cash equivalents at beginning of period                           59,699           88,704           92,749
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $    28,772      $    59,699      $    88,704
====================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT

American Standard Inc.

(Dollars in thousands)
                                                                                                  Foreign
                                                                                                 Currency
                                                        Capital           Accumulated         Translation
                                                        Surplus               Deficit             Effects

Balance at December 31, 1994                           $214,634            $(836,424)          $(151,721)
     Net income                                              --              111,655                  --
     American Standard Companies Inc.
          common stock purchased                         (6,877)                  --                  --
     Capital contribution of IPO
          proceeds from parent                          268,993                   --                  --
     Other capital contributions from parent
          principally related to ESOP                    43,116                   --                  --
     Foreign currency translation                            --                   --             (22,929)
                                                       --------            ---------           ---------

Balance at December 31, 1995                            519,866             (724,769)           (174,650)
     Net Loss                                                --              (46,718)                 --
     American Standard Companies Inc.
          common stock purchased                         (9,897)                  --                  --
     Capital contributions from parent
          principally related to ESOP
          and stock option exercises                     50,825                   --                  --
     Foreign currency translation                            --                   --               1,492
                                                       --------            ---------           ---------

Balance at December 31, 1996                            560,794             (771,487)           (173,158)
     Net income                                              --               96,223                  --
     American Standard Companies Inc.
          common stock purchased                        (16,937)                  --                  --
     Capital contributions from parent,
          principally related to ESOP,
          stock bonus plans and related
          tax benefits                                   16,560                   --                  --
     Foreign currency translation                            --                   --             (39,435)
                                                       --------            ---------           ---------
Balance at December 31, 1997                           $560,417            $(675,264)          $(212,593)
                                                       ========            =========           =========

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

      American Standard is a global manufacturer of high quality, brand-name products in three major product groups: air conditioning systems for commercial, institutional and residential buildings; bathroom and kitchen fixtures and fittings; and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles. The Company has also recently formed a medical diagnostics group (see Note 3). Information on the Company's operations by segment and geographic area is included on pages 11, 33 and 34 of this report.

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

      The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $4.2 million in 1997, $2.3 million in 1996, and $4.5 million in 1995.

Revenue Recognition -- Sales are recorded when shipment occurs and title passes to a customer.

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

Research and Development Expenses -- Research and development costs are expensed as incurred. The Company expended approximately $161 million in 1997, $160 million in 1996, and $146 million in 1995 for research activities and product development and for product engineering. Expenditures for research and product development only were $112 million, $101 million and $85 million in the respective years. Certain expenditures for 1996 and 1995 have been reclassified to conform with the 1997 classification.

Income Taxes -- Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

Advertising Expense-- The cost of advertising is expensed as incurred. The Company incurred $111 million, $88 million and $92 million of advertising costs in 1997, 1996 and 1995, respectively.

Financial Instruments with Off-Balance-Sheet Risk -- The Company from time to time enters into agreements to reduce its foreign currency and interest rate risks. Gains and losses from underlying rate changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are deferred as a component of foreign currency translation effects in stockholder's equity or included as a component of the transaction (see Note 9).

Stock Based Compensation -- The Company grants to employees options to acquire a fixed number of shares of American Standard Companies Inc. common stock with an exercise price equal to the market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue this method in the future. Accordingly, the Company recognizes no compensation expense for the stock option grants.

      NOTE 3. ACQUISITION OF MEDICAL DIAGNOSTICS BUSINESSES

In January 1997 the Company announced formation of its Medical Systems Segment to pursue initiatives in the medical diagnostics field. For the last several years the Company has supported the development of two medical diagnostic ventures focusing on test instruments using laser technology and reagents. On June 30, 1997, the Company acquired the European medical diagnostics business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group, and all the outstanding shares of INCSTAR Corporation, a company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. owned a 52% interest. The aggregate cost of the acquisitions was approximately $212 million, including fees and expenses, and was funded with borrowings under the 1997 Credit Agreement. This transaction has been accounted for as a purchase and, in connection therewith, a portion of the purchase price totaling $90 million was allocated to the value of in-process research and development and was charged to operations in the third quarter of 1997. Approximately $64 million of goodwill resulted after allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

      NOTE 4. OTHER EXPENSE

Other income (expense) was as follows:

================================================================================
Year Ended December 31, (Dollars in millions)

                                                   1997        1996        1995
--------------------------------------------------------------------------------
Interest income                                   $ 5.9       $ 6.2       $ 8.9
Royalties                                            .7         3.3         4.1
Equity in net income of
   unconsolidated joint ventures                   11.9         2.6         7.1
Minority interest                                 (10.1)      (11.7)      (12.2)
Accretion expense                                 (26.7)      (29.3)      (36.5)
Other, net                                         (9.0)         .6       (11.9)
--------------------------------------------------------------------------------
                                                 $(27.3)     $(28.3)     $(40.5)
================================================================================

      NOTE 5. POSTRETIREMENT BENEFITS

The Company sponsors postretirement pension benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. The ESOP is an individual account, defined contribution plan. Shares of American Standard Companies Inc. common stock are allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's 401(k) savings plan by employees). The Company has funded basic and matching allocations to the ESOP accounts through weekly contributions of cash since May 1997. Prior to that date, the Company funded the ESOP with shares of American Standard Companies Inc. common stock based upon the closing price each Friday quoted on the New York Stock Exchange. The Company intends to fund the ESOP in future years through contributions of cash or shares of American Standard Companies Inc. common stock.

      Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. Accretion expense is the implicit interest cost associated with amounts accrued and not funded and is included in "other expense". At December 31, 1997, funded plan assets related to pensions were held primarily in fixed income and equity funds. Postretirement health and life insurance benefits are funded as incurred.

      The Company's postretirement plans' funded status and amounts recognized in the balance sheet at December 31, 1997 and 1996, were:

====================================================================================================================================
                                                            1997         1997         1997        1996          1996         1996

(Dollars in millions)                                   Assets in   Accumulated                 Assets in   Accumulated
                                                        Excess of       Benefit      Health     Excess of       Benefit      Health
                                                      Accumulated   Obligations    and Life   Accumulated   Obligations    and Life
                                                          Benefit  in Excess of   Insurance       Benefit     in Excess   Insurance
                                                      Obligations        Assets    Benefits   Obligations     of Assets    Benefits
------------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                                   $518.9       $259.1       $ --         $136.8       $604.3       $ --
  Non-vested                                                 26.9         17.4         --            5.5         43.9         --
------------------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligations                             545.8        276.5         --          142.3        648.2         --
Additional amounts related to projected pay increases        28.1         32.7         --           24.6         41.4         --
------------------------------------------------------------------------------------------------------------------------------------
Total projected benefit obligations                         573.9        309.2        191.4        166.9        689.6        179.1
------------------------------------------------------------------------------------------------------------------------------------
Assets and book reserves relating to such benefits:
  Market value of funded assets                             607.5         20.1         --          208.2        343.4         --
  Reserve (asset) for postretirement benefits net of
    recognized overfunding                                   (2.6)       295.4        172.2        (42.3)       362.6        165.7
------------------------------------------------------------------------------------------------------------------------------------
                                                            604.9        315.5        172.2        165.9        706.0        165.7
------------------------------------------------------------------------------------------------------------------------------------
Assets and book reserves in excess of (less than)
  projected benefit obligations                            $ 31.0       $  6.3       $(19.2)      $ (1.0)      $ 16.4       $(13.4)
====================================================================================================================================
Consisting of:
  Unrecognized prior services benefit (cost)               $(29.9)      $ (2.0)      $  9.5       $ (8.4)      $(24.2)      $  7.2
  Unrecognized net gain (loss) from changes in
    actuarial assumptions and experience                     60.9          8.3        (28.7)         7.4         40.6        (20.6)
------------------------------------------------------------------------------------------------------------------------------------
                                                           $ 31.0       $  6.3       $(19.2)      $ (1.0)      $ 16.4       $(13.4)
====================================================================================================================================

      At December 31, 1997, the Company's funded domestic plans had assets of $386 million that were in excess of accumulated benefit obligations of $378 million, whereas in 1996, accumulated benefit obligations were in excess of assets. As a result, the table above reflects the funded domestic plans in Assets in Excess of Accumulated Benefit Obligations in 1997 and in Accumulated Benefit Obligations in Excess of Assets in 1996.

      At December 31, 1997, the projected benefit obligation related to health and life insurance benefits for active employees was $73 million and for retirees was $118.4 million.

The projected benefit obligation for postretirement benefits was determined using the following assumptions:

===========================================================================================================
                                          1997                  1997              1996                 1996
                                      Domestic               Foreign          Domestic              Foreign
-----------------------------------------------------------------------------------------------------------
Discount rate                             7.00%          3.75%-7.00%             7.50%          4.25%-8.00%
Long-term rate of inflation               2.80%           .05%-3.80%             2.80%           .05%-3.80%
Merit and promotion increase              1.70%                1.70%             1.70%                1.70%
Rate of return on plan assets             9.00%          4.50%-8.25%             9.00%          4.50%-8.25%
-----------------------------------------------------------------------------------------------------------

      The weighted-average annual assumed rate of increase in the health care cost trend rate is 6% for 1998 and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a change in the assumed rate of one percentage point for each future year would change the accumulated postretirement benefit obligation as of December 31, 1997, by $13.4 million and the annual postretirement cost by $2.6 million.

Total postretirement costs were:
================================================================================
Year Ended December 31, (Dollars in millions)

                                                   1997        1996        1995
--------------------------------------------------------------------------------
Pension benefits                                  $ 39.5      $ 41.7      $ 48.3
Health and life
   insurance benefits                               17.2        17.4        15.5
--------------------------------------------------------------------------------
Defined benefit plan cost                           56.7        59.1        63.8
Defined contribution plan cost,
   principally ESOP                                 32.1        31.2        27.4
--------------------------------------------------------------------------------
Total postretirement cost,
   including accretion expense                    $ 88.8      $ 90.3      $ 91.2
================================================================================

Postretirement cost had the following components:

====================================================================================================================================
                                                          1997         1997         1996         1996         1995         1995
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in millions)                        Health &                  Health &                  Health &
                                                        Pension      Life Ins.    Pension      Life Ins.    Pension      Life Ins.
                                                        Benefits     Benefits     Benefits     Benefits     Benefits     Benefits
Service cost-benefits earned during the period           $ 26.3       $  4.7       $ 24.5       $  4.7       $ 24.6       $  3.3
Interest cost on the projected benefit obligation          53.9         12.9         55.6         12.5         58.1         12.8
Less assumed return on plan assets:
   Actual return on plan assets                          (107.4)        --          (64.0)        --         (107.1)        --
   Excess deferred                                         63.2         --           22.7         --           69.7         --
------------------------------------------------------------------------------------------------------------------------------------
                                                          (44.2)        --          (41.3)        --          (37.4)        --
Other, including amortization of prior service cost         3.5          (.4)         2.9           .2          3.0          (.6)
------------------------------------------------------------------------------------------------------------------------------------
Defined benefit plan cost                                $ 39.5       $ 17.2       $ 41.7       $ 17.4       $ 48.3       $ 15.5
====================================================================================================================================
Accretion expense reclassified to "other expense"        $ 13.8       $ 12.9       $ 16.8       $ 12.5       $ 23.7       $ 12.8
====================================================================================================================================

      NOTE 6. INCOME TAXES

The Company's income (loss) before income taxes and extraordinary item, and the applicable provision (benefit) for income taxes were:

================================================================================
Year Ended December 31, (Dollars in millions)

                                           1997            1996           1995
--------------------------------------------------------------------------------
Income (loss) before income
   taxes and extraordinary item:
      Domestic                           $145.7(a)       $162.6          $ --
      Foreign                              91.1(a)       (105.0)(b)       226.9
--------------------------------------------------------------------------------
      Pre-tax income                     $236.8          $ 57.6          $226.9
================================================================================
Provision (benefit) for
   income taxes:
   Current:
      Domestic                           $ 96.2          $ 48.2          $ 15.7
      Foreign                              67.5            70.2            69.6
--------------------------------------------------------------------------------
                                          163.7           118.4            85.3
   Deferred:
      Domestic                            (42.9)           (4.2)           (7.3)
      Foreign                              (3.9)           (9.9)            7.1
--------------------------------------------------------------------------------
                                          (46.8)          (14.1)            (.2)
--------------------------------------------------------------------------------
   Total provision                       $116.9          $104.3          $ 85.1
================================================================================

(a) Includes $90 million write-off of purchased research and development: domestic $32 million; foreign $58 million.
(b)   Includes asset impairment loss of $235 million.


      A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 1997, 1996 and 1995 to the income (loss) before income taxes and extraordinary item is as follows:

================================================================================
Year Ended December 31, (Dollars in millions)

                                                1997         1996         1995
--------------------------------------------------------------------------------
Tax provision at statutory rate                $ 82.9       $ 20.2       $ 79.4
Nondeductible write-off
   of purchased research
   and development                               31.6         --           --
Nondeductible asset
   impairment loss                               --           82.3         --
Nondeductible goodwill
   amortization                                   8.3          8.3         11.9
Rate differences and
   withholding taxes related
   to foreign operations                         14.6          5.5         19.2
State tax provision (benefit)                     1.8          1.3          (.5)
Foreign exchange gain (loss)                     (1.1)         (.6)         1.2
Decrease in
   valuation allowance                          (27.4)       (13.0)       (31.3)
Other, net                                        6.2           .3          5.2
--------------------------------------------------------------------------------
Total provision                                $116.9       $104.3       $ 85.1
================================================================================

      The decreases in the valuation allowance of $27.4 million in 1997 and $13 million in 1996 were net of valuation allowances of $ 12.4 million in 1997 and $10.8 million in 1996, respectively, provided on future tax benefits on certain foreign operations. In addition to the 1995 valuation allowance decrease shown above, a valuation allowance of $10.5 million in 1995 was provided for the tax benefits related to the extraordinary loss on retirement of debt (see Note 9).

      The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

================================================================================
Year Ended December 31, (Dollars in millions)

                                                             1997         1996
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Facilities (accelerated depreciation,
     capitalized interest and purchase
     accounting differences)                                $115.4       $127.3
   Inventory (LIFO and purchase
     accounting differences)                                  (1.9)         1.0
   Employee benefits                                           6.7          8.1
   Foreign investments                                        50.1         50.1
   Other                                                      46.5         37.9
--------------------------------------------------------------------------------
                                                             216.8        224.4
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement benefits                                   136.8        134.1
   Warranties                                                 66.0         61.1
   Alternative minimum tax                                    --            4.7
   Foreign tax credits and
     net operating losses                                     57.6         45.2
   Reserves                                                   49.9         54.8
   Other                                                       9.9          8.5
   Valuation allowances                                      (57.6)       (85.0)
--------------------------------------------------------------------------------
                                                             262.6        223.4
--------------------------------------------------------------------------------
   Net deferred tax assets (liabilities)                    $ 45.8       $ (1.0)
================================================================================

      In 1997 and 1996 the valuation allowance with respect to domestic deferred tax assets was reduced as a result of the reversal of existing domestic deferred tax benefits and higher levels of taxable income in the U.S. in 1997 and 1996 and projected taxable income in the future. Deferred tax assets related to foreign tax credits, net operating loss carryforwards and future tax deductions have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income as well as on income in the legal entity which gave rise to tax losses. Other deferred tax assets have not been reduced by valuation allowances because of carrybacks and existing deferred tax credits which reverse in the carryforward period. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

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

      Cash taxes paid were $105 million, $135 million and $90 million, in the years 1997, 1996 and 1995, respectively.

      In connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1990, German tax authorities raised questions regarding the treatment of certain significant matters. In prior years the Company paid approximately $17 million (at December 31, 1997, exchange rates) of a disputed German income tax. A suit is pending to obtain a refund of this tax. In March 1996 the Company received an assessment, which it has appealed, for additional taxes of approximately $61 million (at December 31, 1997, exchange rates) (principally relating to the period from 1988 to 1990), plus interest, for the tax return years then under audit. In addition, significant transactions similar to those which gave rise to such assessment occurred in years subsequent to 1990. In June 1997, the German tax authorities commenced an audit of the years 1991 through 1994. Having assessed additional taxes for the 1988-1990 period, the German tax authorities might, after completing the current audit, propose tax adjustments for the 1991-1994 period that could be as much as 50% higher. In addition, based on recent preliminary indications, the Company believes that the German tax authorities are considering proposing additional tax adjustments of approximately $44 million (at December 31, 1997, exchange rates) for the years 1991 to 1994 with respect to the substantial repayment of an intercompany financing instrument. The Company is currently unable to predict the time that or extent to which an assessment, if any, in respect of such potential adjustment would be made. The Company, on the basis of the opinion of legal counsel, believes the German tax returns are substantially correct as filed and any such adjustments would be inappropriate and intends to vigorously contest any adjustments which have been or may be assessed. Accordingly, the Company has not recorded any loss contingency at December 31, 1997, with respect to such matters.

      The Company made a partial security deposit in respect of the additional taxes and interest assessed in March 1996. Approximately $13 million was paid in January 1997 and, in addition, the Company has applied approximately $7 million of tax refunds due it with respect to the 1996 tax year to the security deposit. The tax authorities have granted a staying order for the balance of the additional taxes and interest assessed in March 1996, under which no further payment or other security will be required from the Company before litigation of the matter or a final resolution. During litigation, the Company would expect renewal of the staying order. Upon final resolution, the Company will be obligated to pay any tax liability in excess of the security deposit or the Company will receive a refund of any excess security deposit (with interest accruing on the additional tax from the date of the assessment or the refund amount from the date of deposit, respectively).

      As a result of German tax legislation, first effective in 1994, the Company's tax provision in Germany was higher in 1995, 1996 and 1997 and will continue to be in the future. As a result of this German tax legislation and the related additional tax provisions, the Company believes its tax exposure to the major issues under the audit referred to above will be reduced starting in 1994 and continuing thereafter.

      NOTE 7. INVENTORIES

The components of inventories are as follows:

================================================================================
Year Ended December 31, (Dollars in millions)

                                                            1997           1996
--------------------------------------------------------------------------------
Finished products                                          $255.0         $235.8
Products in process                                          86.8           77.7
Raw materials                                                89.0           95.5
--------------------------------------------------------------------------------
Inventories at cost                                        $430.8         $409.0
================================================================================

      The carrying cost of inventories approximates current cost.

      NOTE 8. FACILITIES

The components of facilities, at cost, are as follows:

================================================================================
Year Ended December 31, (Dollars in millions)

                                                           1997           1996
--------------------------------------------------------------------------------
Land                                                     $   72.0       $   79.0
Buildings                                                   442.2          382.3
Machinery and Equipment                                   1,093.3          971.0
Improvements in progress                                    109.2          150.2
--------------------------------------------------------------------------------
Gross facilities                                          1,716.7        1,582.5
Less: accumulated depreciation                              577.5          576.5
--------------------------------------------------------------------------------
Net facilities                                           $1,139.2       $1,006.0
================================================================================

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

      The 1997 Credit Agreement provides lower interest rates, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002. Each of the outstanding revolving loans is due at the end of each interest period (a maximum of six months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with applicable conditions of the 1997 Credit Agreement. Borrowings under the Revolving Facilities and the Periodic Access Facility bear interest at the London interbank offered rate ("LIBOR") plus 0.875%, which is
 .375% lower than rates under the 1995 Credit Agreement. This initial rate is subject to adjustment and may be reduced in the event the Company attains improved financial ratios. In July 1997, the Company achieved an interest rate reduction of 0.125%.

      Excluding the 1997 Credit Agreement which expires in 2002, the amounts of long-term debt maturing in years 1998 through 2002 are: 1998-$30 million; 1999-$166 million; 2000-$15 million; 2001-$212 million and 2002 - $11 million.

      On August 1, 1997, American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. jointly filed a shelf registration statement (the "Shelf Registration") with the Securities and Exchange Commission covering $1 billion of debt securities to be offered by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. On January 15, 1998, American Standard Inc. issued $350 million of 7 3/8% Senior Notes Due 2008 and on February 13, 1998, issued $125 million of 7 1/8% Senior Notes Due 2003 and $275 million of 7 5/8% Senior Notes Due 2010 (collectively, the "Offerings") under the Shelf Registration, the proceeds of which aggregated $737 million, net of underwriting discounts and expenses.

      The Company currently intends to apply the net proceeds of the Offerings, together with funds available under the 1997 Credit Agreement, to the redemption (the "Redemption"), on or after June 1, 1998, of its $740.2 million principal amount of 10 1/2% Senior Subordinated Discount Debentures and $200 million principal amount of its 9 7/8% Senior Subordinated Notes. On or after June 1, 1998, the Senior Subordinated Discount Debentures are redeemable at a price of 104.66% of the principal amount, plus accrued interest and the Senior Subordinated Notes are redeemable at a price of 102.82% of the principal amount, plus accrued interest. Pending the Redemption, the net proceeds of the Offerings were used to reduce borrowings (but not commitments) under the revolving portion of the Company's 1997 Credit Agreement.

      Unless amended or waived, the provisions of the 1997 Credit Agreement would require the Company to apply the proceeds of the Offerings permanently to reduce the total amount available under the 1997 Credit Agreement, unless the proceeds of the Offerings are applied to the Redemption prior to December 31, 1998, or to redeem up to $150 million of certain other indebtedness prior to June 1, 1999. Although the Company intends to redeem the 10 1/2% Senior Subordinated Discount Debentures, there can be no assurance that market or economic conditions or the Company's business strategy will not change and, therefore, there can be no assurance that the proceeds of the Offerings will be applied towards the Redemption.

      On May 15, 1997, the Company redeemed the $250 million aggregate principal amount of its 11 3/8% Senior Debentures (at a redemption price of 105.69% of the principal amount plus interest accrued to the redemption date) with lower-rate borrowings under the 1997 Credit Agreement.

      As a result of the redemption of debt in 1997 and 1995, the Consolidated Statement of Operations included extraordinary charges of $24 million (net of taxes of $6 million) and $30 million (with no tax benefit), respectively (including call premiums and the write-off of deferred debt issuance costs - see
Note 6). In addition, it is expected that the first half of 1998 will include an extraordinary charge of approximately $50 million as a result of the planned redemption of the 10 1/2% Senior Subordinated Discount Debentures and the 9 7/8% Senior Subordinated Notes, both of which are callable on or after June 1, 1998.

Short-term -- The Revolving Facilities under the 1997 Credit Agreement provide for aggregate borrowings of up to $1.375 billion for general corporate purposes, of which up to $500 million may be used for the issuance of letters of credit and $40 million of which is available for same-day short-term borrowings. The Company pays a commitment fee of 0.20% per annum on the unused portion of the Revolving Facilities and a fee of 0.875% per annum plus issuance fees for letters of credit. At December 31, 1997, there were $672 million of borrowings outstanding under the Revolving Facilities and $61 million of letters of credit. Remaining availability under the Revolving Facilities was $642 million, which is available to redeem certain outstanding public debt securities of American Standard Inc. and for other general corporate purposes. Borrowings under the Revolving Facilities by their terms are short-term. Average borrowings under the revolving credit facilities available under bank credit agreements for 1997, 1996 and 1995 were $574 million, $215 million and $278 million, respectively.

      Other short-term borrowings are available outside the United States under informal credit facilities and are typically in the form of overdrafts. At December 31, 1997, the Company had $40 million of such foreign short-term debt outstanding at an average interest rate of 11% per annum. The Company also had an additional $81 million of unused foreign facilities. These facilities may be withdrawn by the banks at any time. In 1997 the Company also established credit facilities for its operations in China totaling $58 million, of which $6 million was outstanding as of December 31, 1997, with remaining availability of $41 million after $11 million letters of credit usage.

      Average short-term borrowings for 1997, 1996 and 1995 were $639 million, $284 million and $334 million respectively, at weighted average interest rates of 6.38%, 7.33% and 7.85%, respectively. Total short-term borrowings outstanding at December 31, 1997, 1996 and 1995 were $718 million, $109 million and $240 million, respectively, at weighted average interest rates of 6.0%, 7.5%, and 7.9%, respectively.

Long-term -- Long-term debt was as follows:

================================================================================
At December 31, (Dollars in millions)

                                                            1997          1996
--------------------------------------------------------------------------------
Credit Agreements                                         $  354.1      $  363.6
9 1/4% sinking fund debentures, due in
   installments from 1998 to 2016                            127.5         150.0
10 7/8% senior notes due 1999                                150.0         150.0
11 3/8% senior debentures due 2004                            --           250.0
9 7/8% senior subordinated notes due 2001                    200.0         200.0
10 1/2% senior subordinated discount
   debentures (net of unamortized
   discount of $23.9 million in 1997;
   $77.5 million in 1996) due in
   installments from 2003 to 2005                            686.7         633.1
 Other long-term debt                                         63.0          67.7
--------------------------------------------------------------------------------
                                                           1,581.3       1,814.4
Less current maturities                                       30.5          72.6
--------------------------------------------------------------------------------
                                                          $1,550.8      $1,741.8
================================================================================

      Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 1997, 1996, and 1995, were $3.8 million, $3.9 million and $4.0 million, respectively. Cash interest paid for those same years on all outstanding indebtedness amounted to $135 million, $140 million and $161 million, respectively.

      The U.S. Dollar equivalent of the 1997 and 1995 Credit Agreement loans and the effective weighted average interest rates were:

================================================================================
At December 31, (Dollars in millions)

                                                            1997          1996
--------------------------------------------------------------------------------
Periodic access loans:
   Deutschemark loans at 4.44%
      in 1997; 4.56% in 1996                              $  324.5      $  263.7
   British sterling loans at 7.44% in 1996                    --             5.1
   Dutch guilder loans at 4.44%
      in 1997; 4.31% in 1996                                  29.6          24.8
--------------------------------------------------------------------------------
Total periodic access loans                                  354.1         293.6
Term loans:
   U.S. dollar loans at 6.63% in 1996                         --            70.0
--------------------------------------------------------------------------------
Total Credit Agreement long-term loans                       354.1         363.6
Revolver loans at 5.7% in 1997;
   5.6% in 1996                                              672.0          67.2
--------------------------------------------------------------------------------
Total Credit Agreement loans                              $1,026.1      $  430.8
================================================================================

      The 9 1/4% Sinking Fund Debentures are redeemable at the Company's option, in whole or in part, at redemption prices declining from 103.7% in 1998 to 100% in 2006 and thereafter. The 10 7/8% Senior Notes are not redeemable by the Company.

      The 9 7/8% Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, on or after June 1, 1998, at redemption prices declining from 102.82% in 1998 to 100% on June 1, 2000, and thereafter. The 10 1/2% Senior Subordinated Discount Debentures may be redeemed at the Company's option, in whole or in part, on or after June 1, 1998, at redemption prices declining from 104.66% in 1998 to 100% on June 1, 2002, and thereafter. The payment of the principal and interest on the 9 7/8% Senior Subordinated Notes and on the 10 1/2% Senior Subordinated Discount Debentures is subordinated in right of payment to the payment when due of all Senior Debt (as defined in the related indenture) of the Company, including all indebtedness under the credit agreements, the 9 1/4% Sinking Fund Debentures and the 10 7/8% Senior Notes.

      At December 31, 1997, the Company held swap agreements to hedge the redemption value of a portion of its 10 1/2% Senior Subordinated Discount Debentures and effectively converted such debt to an average fixed interest rate of approximately 7%. The redemption value hedged by the swaps is the fair value of the debt at the commencement of the swaps. The swaps mature in June 1998 and have a notional value of $147 million, which approximates their fair value as of December 31, 1997. In anticipation of the Offerings under the Company's 1997 Shelf Registration, at December 31, 1997, the Company held forward contracts to hedge the risk of interest rate fluctuations in advance of the issuance of Senior Notes. Those contracts, which had a notional value of $350 million (and a fair value of $368 million at December 31, 1997), effectively fixed the interest rate on the 7 3/8% Senior Notes at 7.89%. Similarly, in February 1998 the Company entered into forward contracts (with a notional value of $150 million) to hedge interest rate fluctuations, which had little effect on the interest rate on the 7 1/8% and 7 5/8% Senior Notes issued February 13, 1998. In addition, in anticipation of expected future offerings under the 1997 Shelf Registration, the Company has entered similar forward contracts with a notional value of $150 million to hedge interest rates. The swap and forward contract counterparties are major financial institutions and the Company does not anticipate non-performance by counterparties.

      Obligations under the 1997 Credit Agreement are guaranteed by the Company, American Standard Companies Inc. and significant domestic subsidiaries of American Standard Inc. (with foreign borrowings also guaranteed by certain foreign subsidiaries) and are secured by a pledge of the stock of American Standard Inc. and its subsidiaries.

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

      NOTE 10. CAPITAL STOCK

In the first quarter of 1995 American Standard Companies Inc. sold 15,112,300 shares of its common stock at $20 per share in its initial public offering (the "IPO"), yielding net proceeds of $281 million (including proceeds from the exercised portion of the underwriters' over-allotment option and after deducting underwriting discounts and expenses) which were used to reduce indebtedness.

      In December 1996, the Company, Kelso & Company, L.P. ("Kelso") and ASI Partners entered into an agreement (the "Stock Disposition Agreement") providing for: (i) the sale by ASI Partners of 12,429,548 shares of American Standard Companies Inc. common stock (including 1,621,245 shares sold pursuant to the underwriters' over-allotment option) in a secondary offering (the "Secondary Offering") completed in the first quarter of 1997; and (ii) the repurchase by American Standard Companies Inc. from ASI Partners of all shares of American Standard Companies Inc. common stock to be owned by ASI Partners after the distribution (the "Share Distribution") by ASI Partners of 3,780,353 shares of such stock to certain of its partners at their election. Accordingly, in conjunction with the Secondary Offering, American Standard Companies Inc. purchased 4,628,755 shares of its common stock from ASI partners for $208 million (the "Share Repurchase"). The Company financed the Share Repurchase (to be held as treasury shares) with borrowings under the 1997 Credit Agreement. American Standard Companies Inc. had previously completed a secondary offering in September 1995 (together with the Secondary Offering, the "Secondary Offerings") for 22,500,000 shares of its common stock, substantially all of which were owned by ASI Partners. After the Secondary Offerings, the Share Distribution and the Share Repurchase, ASI Partners owned no common stock of American Standard Companies Inc. and is no longer entitled to designate any of the Company's directors. All of the shares sold in the Secondary Offerings were previously issued and outstanding shares, and the Company received no proceeds therefrom.

      In accordance with the Stock Disposition Agreement, American Standard Companies Inc. also issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of common stock of American Standard Companies Inc. at $55 per share (the "Exercise Price"), $10 per share over the public offering price. The warrants entitle holders to receive cash or shares, at the Company's option, based on the difference between the then market value of American Standard Companies Inc. common stock and the Exercise Price. The warrants will be exercisable between January 31, 1998, and February 11, 2002. The estimated fair value of these warrants at the date issued was $9.34 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing American Standard Companies Inc. stock options as described below.

      On October 6, 1997, American Standard Companies Inc. completed its open-market share repurchase program commenced in May 1997 pursuant to which 2,320,900 shares of its common stock were purchased for $100 million, and will be held as treasury stock. This transaction and the Share Repurchase referred to above were funded with borrowings by American Standard Inc. under the 1997 Credit Agreement which were loaned to American Standard Companies Inc. under a non-interest-bearing demand note. Such amount is included in other assets.

      In January 1995 American Standard Companies Inc. established the Stock Incentive Plan (the "Stock Plan") under which awards may be granted to officers and other key executives and employees in the form of stock options, stock appreciation rights, restricted stock or restricted units in shares of common stock of American Standard Companies Inc. The maximum number of shares or units that may be issued under the Stock Plan and other incentive bonus plans is 7,604,475. The awards vest ratably over three years on the anniversary date of the awards and are exercisable over a period of ten years.

      A summary of stock option activity and related information for 1995, 1996 and 1997 follows:

================================================================================
                                                      Weighted-       Weighted-
                                                        Average         Average
                                                       Exercise      Fair Value
                                       Shares             Price       of Grants
--------------------------------------------------------------------------------
Outstanding -
   December 31, 1994                       --              --
Granted                               5,006,000       $   20.01      $     7.51
Exercised                                  --              --
Forfeited                               (32,000)          20.00
--------------------------------------------------------------------------------
Outstanding -
   December 31, 1995                  4,974,000           20.01
Granted                                  18,000           32.66      $    12.26
Exercised                              (230,483)          20.00
Forfeited                               (60,343)          20.00
--------------------------------------------------------------------------------
Outstanding -
   December 31, 1996                  4,701,174           20.06
Granted                               1,273,250           41.33      $    14.13
Exercised                              (396,224)          20.00
Forfeited                               (58,515)          22.36
--------------------------------------------------------------------------------
Outstanding -
   December 31, 1997                  5,519,685           24.93
Exercisable at end of year:
      1995                                 None            --
      1996                            1,422,539           20.01
      1997                            2,661,450           20.04

      In addition, on February 2, 1998, the Company granted awards in the form of options to purchase 1,419,750 shares.

      Exercise prices for options outstanding as of December 31, 1997, ranged from $20 to $47.22. The weighted-average remaining contractual life of those options is 7.5 years. As of December 31, 1997, there were 1,458,083 shares available for grant under the plan and other incentive bonus plans.

      The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income in 1997 would have decreased by $12.1 million; the net loss in 1996 would have increased by $8.2 million; and net income in 1995 would have decreased by $7.4 million. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.6% in 1997 and 6.3% in 1996 and 1995; volatility of 25% in 1997 and 23% in 1996 and 1995; an expected life of 5 years in 1997 and 6 years in 1996 and 1995; and a dividend yield of zero. These estimated expense amounts are not necessarily indicative of amounts in years beyond 1997 because they are heavily influenced by the large number of options granted in 1995 in connection with the IPO which fully vest at the beginning of 1998.

      NOTE 11. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 1997, approximate carrying amounts except as follows:

================================================================================
(Dollars in millions)

                                                        Carrying            Fair
                                                          Amount           Value
--------------------------------------------------------------------------------
10 7/8% senior notes                                        $150            $158
9 7/8% senior subordinated notes                             200             208
10 1/2% senior subordinated
   discount debentures                                       687             722
9 1/4% sinking fund debentures                               150             156

      The fair values presented above are estimates as of December 31, 1997, and are not necessarily indicative of amounts for which the Company could settle currently or indicative of the intent or ability of the Company to dispose of or liquidate such instruments.

      The fair values of the Company's 1997 Credit Agreement loans, which approximate their carrying values, were estimated using indicative market quotes obtained from a major bank. The fair values of senior notes, senior debentures, senior subordinated notes, senior subordinated discount debentures and sinking fund debentures were based on indicative market quotes obtained from a major securities dealer. The fair values of other loans approximate their carrying value.

      NOTE 12. COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under the terms of all noncancellable operating leases in effect at December 31, 1997, are: 1998 - $59 million; 1999 - $48 million; 2000 - $37 million; 2001 - $26 million; 2002 - $23 million and thereafter - $30 million. Net rental expenses for operating leases were $64 million, $70 million and $59 million for the years ended December 31, 1997, 1996, and 1995, respectively.

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

      NOTE 13. SEGMENT DATA

Identifiable assets as of December 31, 1997, 1996 and 1995 and sales and operating income by geographic location for the years then ended are shown in the following tables. Sales and operating income by segment are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10.

SEGMENT DATA

Year Ended December 31, (Dollars in millions)                   1997           1996 (c)        1995 (c)
Sales-Geographic distribution:
   United States                                               $ 3,002         $ 2,856         $ 2,526
   Europe                                                        1,955           2,050           1,951
   Other                                                         1,194           1,041             860
   Eliminations                                                   (143)           (142)           (116)
------------------------------------------------------------------------------------------------------------
     Total sales                                               $ 6,008         $ 5,805         $ 5,221
============================================================================================================
Operating income-Geographic distribution:
   United States                                               $   310         $   323         $   216
   Europe                                                          109             102             242
   Other                                                            81             (87)             69
------------------------------------------------------------------------------------------------------------
     Total operating income                                    $   500(a)      $   338(b)      $   527
============================================================================================================
Assets
   Air Conditioning Products                                   $ 1,579         $ 1,480         $ 1,432
   Plumbing Products                                             1,097           1,066           1,088
   Automotive Products                                             701             775             805
   Medical Systems                                                 170               6            --
------------------------------------------------------------------------------------------------------------
     Total identifiable assets                                 $ 3,547         $ 3,327         $ 3,325
============================================================================================================
Geographic distribution:
   United States                                               $ 1,372         $ 1,186         $ 1,075
   Europe                                                        1,413           1,460           1,557
   Other                                                           762             681             693
------------------------------------------------------------------------------------------------------------
     Total identifiable assets                                   3,547           3,327           3,325

Prepaid charges                                                     23              34              39
Future income tax benefits                                          41              67              30
Cash and cash equivalents                                           29              60              89
Corporate assets                                                   340              32              37
------------------------------------------------------------------------------------------------------------
     Total assets                                              $ 3,980         $ 3,520         $ 3,520
============================================================================================================
Goodwill included in assets:
   Air Conditioning Products                                   $   196         $   203         $   334
   Plumbing Products                                               229             247             302
   Automotive Products                                             350             419             446
   Medical Systems                                                  69               6            --
------------------------------------------------------------------------------------------------------------
     Total goodwill                                            $   844         $   875         $ 1,082
============================================================================================================
Capital expenditures including investments in affiliates:
   Air Conditioning Products                                   $   102         $    93         $    70
   Plumbing Products                                               154              88              93
   Automotive Products                                              42              46              44
   Medical Systems                                                   4            --              --
------------------------------------------------------------------------------------------------------------
     Total capital expenditures                                $   302         $   227         $   207
============================================================================================================
Depreciation and amortization:
   Air Conditioning Products                                   $    63         $    51         $    51
   Plumbing Products                                                53              50              50
   Automotive Products                                              43              43              42
   Medical Systems                                                   5            --              --
------------------------------------------------------------------------------------------------------------
     Total depreciation and amortization                       $   164         $   144         $   143
============================================================================================================

(a) Includes $90 million write-off of purchased research and development, of which $58 million is in Europe and $32 million in the United States (see
      Note 3).

(b) Includes asset impairment charge of $235 million, of which $166 million is included in Other and $69 million in Europe (see Note 2).

(c) Amounts related to Medical Systems for years 1995 and 1996 have been reclassified to conform to the 1997 presentation.

QUARTERLY DATA (UNAUDITED)


1997
------------------------------------------------------------------------------------------------------------

(Dollars in millions)                                  First (a)       Second        Third (b)       Fourth
Sales                                                  $1,360.7       $1,589.3       $1,519.0       $1,538.6
Cost of sales                                           1,017.5        1,163.2        1,138.2        1,163.0
Income before income taxes and extraordinary item          52.9          113.9           (2.5)          72.5
Income taxes                                               19.2           40.4           31.0           26.3
------------------------------------------------------------------------------------------------------------
Income before extraordinary item                           33.7           73.5          (33.5)          46.2
Extraordinary loss on retirement of debt                   (8.5)         (15.1)          --             --
------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $   25.2       $   58.4       $  (33.5)      $   46.2
============================================================================================================
1996
------------------------------------------------------------------------------------------------------------
Sales                                                  $1,364.3       $1,518.3       $1,485.1       $1,436.9
Cost of sales                                           1,031.0        1,135.9        1,115.1        1,097.8
Income before income taxes and extraordinary item        (188.3)          91.9           84.1           69.9
Income taxes                                               17.0           33.3           29.1           24.9
------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $ (205.3)      $   58.6       $   55.0       $   45.0
============================================================================================================

(a) The first quarter of 1996 included a non-cash asset impairment charge of $235 million, on which there was no tax benefit.

(b) The third quarter of 1997 included a non-cash write-off of purchased research and development of $90 million, on which there was no tax benefit.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules

         The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 38 of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 38 hereof are incorporated herein by reference.

    3. Exhibits

         The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b) Reports on Form 8-K

         During the quarter ended December 31, 1997, the company filed a Current Report on Form 8-K describing the First and Second Amendments to the 1997 Credit Agreement. The First Amendment permits the Company to (i) repurchase shares of its common stock in an amount not to exceed $308 million, and (ii) use proceeds of loans under the 1997 Credit Agreement to redeem the Company's 10-7/8% Senior Notes and to refinance such loans prior to June 30, 1998. The Second Amendment permits the Company to issue up to $1 billion of debt securities and to use the proceeds therefrom to redeem its 10-1/2% Senior Subordinated Discount Debentures or its 9-7/8% Senior Subordinated Notes or its 10-7/8% Senior Notes and, pending such redemptions, to prepay temporarily loans outstanding under the 1997 Credit Agreement.

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

                                                          AMERICAN STANDARD INC.

                                                  By: /s/ EMMANUEL A.  KAMPOURIS
                                                        (Emmanuel A.  Kampouris)
                                 Chairman, President and Chief Executive Officer

March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998:

/s/  EMMANUEL A.  KAMPOURIS
(Emmanuel A.  Kampouris)            Chairman, President and Chief Executive
                                    Officer; Director
                                    (Principal Executive Officer)

/s/ GEORGE H. KERCKHOVE
(George H. Kerckhove)               Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

/s/  G.  RONALD SIMON
(G.  Ronald Simon)                  Vice President and Controller
                                    (Principal Accounting Officer)

/s/  STEVEN E.  ANDERSON
(Steven E.  Anderson)               Director

/s/  HORST HINRICHS
(Horst Hinrichs)                    Director

/s/  SHIGERU MIZUSHIMA
(Shigeru Mizushima)                 Director

/s/  ROGER W.  PARSONS
(Roger W.  Parsons)                 Director

/s/  J.  DANFORTH QUAYLE
(J.  Danforth Quayle)               Director

/s/  DAVID  M.  RODERICK
(David M.  Roderick)                Director

/s/  JOSEPH S. SCHUCHERT
(Joseph S.  Schuchert)              Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

1.       Financial Statements
         Consolidated Balance Sheet at
                  December 31, 1997, and 1996                                 18
         Years ended December 31, 1997, 1996, and 1995:
                  Consolidated Statement of Operations                        17
                  Consolidated Statement of Cash Flows                        19
                  Consolidated Statement of Stockholder's Deficit             20
         Notes to Financial Statements                                     21-33
         Segment Data                                                  11 and 34
         Quarterly Data (Unaudited)                                           35
         Report of Independent Auditors                                       16

2.       Report of Independent Auditors                                       38
         Financial statement schedule, years ended
         December 31, 1997, 1996, and 1995

         II       Valuation and Qualifying Accounts                           39

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

We have audited he consolidated financial statements of American Standard Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 16, 1998 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of American Standard Inc. listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

New York, New York
February 16, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996, and 1995
                             (Dollars in thousands)

         DESCRIPTION                                                                                    FOREIGN
                                     BALANCE       ADDITIONS                                            CURRENCY         BALANCE
                                    BEGINNING     CHARGED TO                          OTHER            TRANSLATION       END OF
                                    OF PERIOD       INCOME       DEDUCTIONS          CHANGES            EFFECTS          PERIOD
1997:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                 $ 28,294       $ 14,212       $ (9,581)(A)       $    500           $ (3,199)       $ 30,226
                                    ========       ========       ========           ========           ========        ========
Reserve for post-retirement
benefits                            $473,229       $ 57,751       $(44,808)(B)       $ (6,375)(C)       $(42,146)       $437,651
                                    ========       ========       ========           ========           ========        ========
1996:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                 $ 27,330       $ 11,225       $(10,158)(A)       $    304           $   (407)       $ 28,294
                                    ========       ========       ========           ========           ========        ========
Reserve for post-retirement
benefits                            $482,398       $ 60,730       $(40,960)(B)       $(10,204)(D)       $(18,735)       $473,229
                                    ========       ========       ========           ========           ========        ========
1995:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                 $ 19,569       $ 10,811       $ (6,064)(A)       $  2,662           $    352        $ 27,330
                                    ========       ========       ========           ========           ========        ========
Reserve for post-retirement
benefits                            $437,708       $ 52,190       $(21,808)(B)       $ (5,761)(E)       $ 20,069        $482,398
                                    ========       ========       ========           ========           ========        ========

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A) Accounts charged off.

(B) Payments made during the year.

(C) Includes reclassification to current liabilities, offset by effect of acquisition of new businesses.

(D) Includes $10 million reduction in minimum pension liability

(E) Includes $6 million reduction in minimum pension liability.

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

(3)      (i)      Restated Certificate of Incorporation of American Standard
                  Inc. (the Company"); previously filed as Exhibit (3) (i) in the Company's Form 10-Q for the quarter ended June 30, 1995, and herein incorporated by reference.

         (ii) Amended By-laws of the Company, as amended February 24, 1997, effective May 1, 1997; previously filed as Exhibit (3) (ii) to the Company's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

(4)      (i)      Indenture, dated as of November 1, 1986, between the Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit
                  (4) (iii) to the Company's Form 10-K for the fiscal year ended
                  December 31, 1986, and herein incorporated by reference.

         (ii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the Resigning Trustee") and Wilmington Trust Company (the Successor Trustee"), relating to resignation of the Resigning Trustee and appointment of the Successor Trustee under the Indenture referred to in Exhibit (4) (i) above; previously filed as Exhibit (4) (ii) to Registration Statement No. 33- 64450 of the Company, filed June 16, 1993, and herein incorporated by reference.

         (iii) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $150,000,000; previously filed as Exhibit
                  (4) (i) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

         (iv) Form of 10-7/8% Senior Note due 1999 included as Exhibit A to the Indenture described in (4) (iii) above.

         (v) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit (4) (xxxi) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company filed May 10, 1993, and herein incorporated by reference.

         (vi) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in (4) (v) above.

         (vii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit (4) (xxxiii) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company, filed May 10, 1993, and herein incorporated by reference.

         (viii) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount Debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4) (vii) above.

         (ix) Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York; filed as Exhibit (4) (i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.

         (x) First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company's 7.375% Senior Notes due 2008, guaranteed by Holding; incorporated herein by reference to Exhibit (4) (xi) of Holding's Form 10-K for the fiscal year ended December 31, 1997.

         (xi) Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company's 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; incorporated herein by reference to Exhibit (4) (xii) of Holding's Form 10-K for the fiscal year ended December 31, 1997.

         (xii) Amended and Restated Credit Agreement, dated as of January 31, 1997, among Holding, the Company, certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Citibank, N. A., as Documentation Agent; The Bank of Nova Scotia and NationsBank, N. A., as Co-Syndication Agents; Bankers Trust Company, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited, New York Branch and The Sumitomo Bank, Ltd., as Senior Managing Agents; and The Bank of New York, Banque Paribas, CIBC Inc., CIBC Wood Gundy plc, Compagnie Financiere de CIC et de L'Union Europeenne, Credit Lyonnais, New York Branch, Fleet National Bank, The Long Tem Credit Bank of Japan, Limited and The Toronto-Dominion Bank, as Managing Agents; previously filed as Exhibit (4) (xviii) to Amendment No. 2 to Registration Statement No. 333-18015 of Holding, filed February 5, 1997, and herein incorporated by reference.

         (xiii) First Amendment dated as of May 22, 1997 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as administrative agent; filed as Exhibit 4 (a) to Holding's Report on Form 8-K dated October 24, 1997.

         (xiv) Second Amendment dated as of August 20, 1997 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as administrative agent; filed as
                  Exhibit 4 (b) to Holding's Report on Form 8-K dated October 24, 1997.

         (xv) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank, N.A. as Rights Agent; previously filed as Exhibit (4) (xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)     *(i)     American Standard Inc. Long-Term Incentive Compensation Plan,
                  as amended and restated on December 5, 1996; previously filed as Exhibit (10) (i) to the Company's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

         (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (ii) to the Company's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

         (iii) American Standard Inc. Annual Incentive Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10)
                  (iii) to the Company's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

         (iv) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995; previously filed as Exhibit (10) (iv) to the Company's Form 10-K for the fiscal year ended December 31, 1995, and herein incorporated by reference.

         (v) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through December 4, 1997; filed herewith.

         (vi) Trust Agreement for the American Standard Inc. Supplemental Compensation Plan for Outside Directors, dated March 7, 1996; filed herewith.

         (vii) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10) (i) to Holding's Form 10-Q for the quarter ended September 30, 1989, and herein Incorporated by reference.

         (viii) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (vii) to Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

         (ix) Estate Preservation Plan adopted in December, 1990; previously filed as Exhibit (10) (xx) to the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (x) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10) (ix) above; previously filed as Exhibit
                  (10) (xvii) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xi) Summary of terms of Unfunded Deferred Compensation Plan, adopted December 2, 1993; previously filed as Exhibit (10) (xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

* Items in this series 10 consist of management contracts or compensatory plans or arrangements with exception of (10)(xiv) and (xv).

         (xii) American Standard Companies Inc. Stock Incentive Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (xi) in Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

         (xiii) American Standard Companies Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10)
                  (xiii) in Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

         (xiv) Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L. P. and Kelso ASI Partners,
                  L. P.; previously filed as Exhibit (10) (i) to Holding's Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

         (xv) Form of Warrant Agreement between Holding and Citibank, N. A. as Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10) (xiii) above; previously filed as Exhibit (10) (ii) to Holding's Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

(21)              List of Company's subsidiaries.

(23)              Consent of Ernst & Young LLP.

(27)              Financial Data Schedule