Form 10-Q
period 1998-03-30
AMERICAN STANDARD INC
filed 1998-05-12
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                       OR

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



                                                                 X Yes  _No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at

               April 30, 1998                                     1,000 shares

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

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                              (Dollars in millions)

                                                           Three months ended
                                                                March 31,
                                                                --------
                                                            1998       1997
                                                            -----      ----

SALES                                                     $1,493     $1,361
                                                          ------     ------

COST AND EXPENSES
  Cost of sales                                            1,124      1,018
  Selling and administrative expenses                        258        236
  Other (income) expense                                      (1)         5
  Interest expense                                            51         49
                                                          ------      -----
                                                           1,432      1,308
                                                          ------      -----
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                          61         53
Income taxes                                                  25         19
                                                          ------      -----

INCOME BEFORE
  EXTRAORDINARY ITEM                                          36         34
Extraordinary loss on retirement of debt, net of taxes         -          9
                                                          ------      -----

NET INCOME                                               $    36    $    25
                                                         =======    =======



                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions)

                                                    March 31,      December 31,
                                                       1998            1997
ASSETS                                              --------       -----------
Cash and cash equivalents                            $    84      $     29
Accounts receivable                                      884           831
Inventories
    Finished products                                    289           255
    Products in process                                  102            87
    Raw materials                                        104            89
                                                      ------        ------
                                                         495           431
Other current assets                                     110           103
                                                      ------        ------
TOTAL CURRENT ASSETS                                   1,573         1,394

FACILITIES, less accumulated depreciation;
    Mar. 1998 - $599; Dec. 1997- $578                  1,151         1,139
GOODWILL                                                 835           844
OTHER ASSETS                                             656           603
                                                      ------        ------
TOTAL ASSETS                                          $4,215        $3,980
                                                      ======        ======

CURRENT LIABILITIES
Loans payable to banks                               $    67       $   718
Current maturities of long-term debt                      22            30
Accounts payable                                         475           466
Accrued payrolls                                         184           180
Other accrued liabilities                                537           456
                                                      ------        ------
TOTAL CURRENT LIABILITIES                              1,285         1,850

LONG-TERM DEBT                                         2,315         1,551
RESERVE FOR POSTRETIREMENT BENEFITS                      439           438
OTHER LIABILITIES                                        449           468
                                                      ------        ------
TOTAL LIABILITIES                                      4,488         4,307

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                        -             -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                           -             -
Capital surplus                                          566           561
Accumulated deficit                                     (639)         (675)
Foreign currency translation effects                    (200)         (213)
                                                      ------        ------
TOTAL STOCKHOLDER'S DEFICIT                             (273)         (327)
                                                      ------        ------
                                                      $4,215        $3,980
                                                      ======        ======



                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                                             Three months ended
                                                                  March 31,
                                                                  --------
                                                             1998        1997
                                                             ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income) before extraordinary item                  $      36   $      34
    Depreciation                                              32          31
    Amortization of goodwill and other intangibles            12           9
    Non-cash interest                                         16          15
    Non-cash stock compensation                                2           9
    Changes in assets and liabilities:
        Accounts receivable                                  (50)        (83)
        Inventories                                          (65)        (60)
        Accounts payable and other accruals                   87          50
        Other assets and liabilities                         (26)        (20)
                                                            ----        ----
    Net cash provided (used) by operating activities          44         (15)
                                                            ----        ----

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                (48)        (38)
    Investments in affiliated companies                      (10)         (1)
    Other                                                     (6)          -
                                                            ----        ----
    Net cash used by investing activities                    (64)        (39)
                                                            ----        ----

  FINANCING ACTIVITIES:
    Net loan (to) from Parent                                  5        (203)
    Proceeds from issuance of long-term debt                 761         376
    Repayments of long-term debt                              (9)       (347)
    Net change in revolving credit facility                 (653)        238
    Net change in other short-term debt                        1          13
    Financing Costs                                          (30)         (8)
    Other                                                      -           4
                                                            ----        ----
  Net cash provided by financing activities                   75          73
                                                            ----        ----

Effect of exchange rate changes on cash and
    cash equivalents                                           -          (1)
                                                            ----        ----
Net increase in cash and cash equivalents                     55          18
Cash and cash equivalents at beginning of period              29          60
                                                            ----        ----
Cash and cash equivalents at end of period               $    84     $    78
                                                            ====        ====


                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


   Note 1.  Public Offering of Debt

         In the first quarter and early April 1998, the Company completed public offerings of $1 billion principal amount of senior debt securities, including: (i) $125 million of 7 1/8% Senior Notes due 2003; (ii) $250 million of 7 3/8% Senior Notes due 2005; (iii) $350 million of 7 3/8% Senior Notes due 2008; and (iv) $275 million of 7 5/8% Senior Notes due 2010. The Company will use the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to redeem, on June 1, 1998 (the "Redemption"), its 10 1/2% Senior Subordinated Discount Debentures due 2005 and 9 7/8% Senior Subordinated Notes due 2001. The total amount required to complete the Redemption, including redemption premiums, is $954 million, net of the effect of the settlement of certain swap transactions related to the Senior Subordinated Discount Debentures. Pending the Redemption, the net proceeds of the offerings were applied to the extent possible to reduce borrowings under the revolving portion of the Company's $1.75 billion bank credit agreement (the "1997 Credit Agreement") and the excess was invested in short-term securities. The Redemption will be funded using approximately $200 million of such short-term securities and $750 million of borrowings under the revolving portion of the 1997 Credit Agreement. In accordance with the terms of the 10 1/2% Senior Subordinated Discount Debentures, on June 1, 1998, interest on the debentures would become payable in cash. As a result of the Redemption, the Company expects to reduce its total annual cash interest payments by approximately $24 million compared to the amount that would otherwise be payable and to reduce its annual net interest expense by approximately $20 million before taxes. In addition, the second quarter of 1998 will include an extraordinary charge of approximately $50 million, net of taxes, related to the Redemption, including call premiums and the write-off of unamortized debt issuance costs.

   Note 2.  Comprehensive Income

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Total comprehensive income (loss), consisting of net income and foreign currency translation effects, was $49 million and $(44) million for the three months ended March 31, 1998 and 1997, respectively.

   Note 3.  Tax Matters

        As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                          PART 1. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

         Sales for the first quarter of 1998 were $1.5 billion, an increase of 10% (14% excluding the adverse effects of foreign exchange) from $1.4 billion in the first quarter of 1997. Operating income was $125 million, an increase of 5% (11% excluding the adverse effects of foreign exchange) from $119 million in the first quarter of 1997.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                               --------
                                                           1998           1997
        Sales:
           Air Conditioning Products                   $   838         $   782
           Plumbing Products                               358             343
           Automotive Products                             272             236
           Medical Systems                                  25               -
                                                        ------          ------
        Total  sales                                    $1,493          $1,361
                                                        ======          ======

        Operating income (loss):
            Air Conditioning Products                  $    68        $     69
            Plumbing Products                               19              22
            Automotive Products                             42              32
            Medical Systems                                 (4)             (4)
                                                        ------          ------
                                                           125             119
         Equity in net income of unconsolidated
            joint ventures                                   6               2
                                                        ------          ------
                                                           131             121

         Interest expense                                  (51)            (49)
         Corporate items                                   (19)            (19)
                                                        ------          ------
         Income before income taxes and
            extraordinary item                         $    61         $    53
                                                       =======         =======

Results of Operations for the First Quarter of 1998 Compared with the First Quarter of 1997

         The Company achieved record first quarter sales of $1,493 million in 1998, an increase of 10% (14% excluding the unfavorable effects of foreign exchange) from $1,361 million in the first quarter of 1997. Sales increased 7% for Air Conditioning Products, 4% for Plumbing Products and 15% for Automotive Products, and included $25 million for the new Medical Systems segment.

         Operating income was $125 million for the first quarter of 1998, an increase of 5% (11% excluding the unfavorable effects of foreign exchange) from $119 million in the first quarter of 1997. Operating income increased 31% for Automotive Products, was essentially flat for Air Conditioning Products and declined 14% for Plumbing Products. Medical Systems' operating loss was at the same level as in the first quarter of 1997.

         Sales of Air Conditioning Products increased 7% (9% excluding the unfavorable effects of foreign exchange) to $838 million for the first quarter of 1998 from $782 million for the first quarter of 1997. This improvement reflects continued strength in the U.S. commercial unitary and applied businesses, together with increased revenues from the growing sales and service operations. Sales of commercial products increased primarily on higher volumes, despite the adverse effects of a four-week strike at the Lexington, Kentucky air handling facility. Sales of residential unitary products in the U.S. were flat as dealers, cautioned by the cooler-than-normal summer weather of 1997, were reluctant to carry large inventories in advance of the summer cooling season. International sales increased 8% (16% excluding foreign exchange effects) as a result of volume improvements in Europe, the Middle East and Latin America.

         Operating income of Air Conditioning Products decreased $1 million (with little effect from foreign exchange) to $68 million in the first quarter of 1998 from $69 million in the 1997 quarter. Improvements in the U.S. commercial and residential businesses were offset by the effects of the four-week strike, economic weakness in the Far East and continued competitive pricing pressures in Europe.

         Sales of Plumbing Products increased 4% (12% excluding the unfavorable effects of foreign exchange) to $358 million in the first quarter of 1998, from $343 million in the first quarter of 1997. This increase primarily reflected higher sales in the U.S., Latin America and the effect of consolidating the operations in China since the fourth quarter of 1997. U.S. operations achieved a 10% sales increase on higher volume, primarily through expanding major retailers. Excluding the unfavorable effects of foreign exchange, international sales increased 12% on higher volumes in Latin America and Europe, partly offset by significantly lower sales in the Far East (excluding China) as a result of the adverse economic conditions in that area.

         Operating income of Plumbing Products decreased $3 million to $19 million for the first quarter of 1998 from $22 million for the 1997 period, but increased $1 million excluding the unfavorable effects of foreign exchange. The exchange-adjusted increase in operating income resulted primarily because of higher volume in the U.S. and Latin America and the consolidation of the China operations, partly offset by the effects of economic weakness in the rest of the Far East and inefficiencies associated with transitioning the Company's European operations to a low-cost sourcing program.

         Sales of Automotive Products for the first quarter of 1998 were $272 million, an increase of 15% (23% excluding the unfavorable effects of foreign exchange) from $236 million in the first quarter of 1997. This increase resulted primarily from higher volume, as unit volume of truck and bus production in western Europe increased 18% over the first quarter of 1997. In addition, sales increased because of higher product content per vehicle on new model introductions launched in 1997 and increased shipments of anti-lock braking systems (ABS) to the Company's U.S. marketing joint venture. Increased sales in the U.S. in the first quarter of 1998 reflected the phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers together with an increased level of heavy truck production.

         Operating income for Automotive Products for the first quarter of 1998 increased 31% (40% excluding the unfavorable effects of foreign exchange) to $42 million from $32 million in the first quarter of 1997. This reflected higher overall sales and improved margins in the European operations, partly offset by lower margins in Brazil and start-up costs of the new majority-owned compressor manufacturing joint venture in the U.S.

         Medical Systems sales were $25 million in the first quarter of 1998, reflecting the acquisition of the diagnostic business in June 1997 and initial small shipments of the new diagnostic products. The operating loss of $4 million was at the same level as the first quarter of 1997. Development costs of new diagnostic products were offset by the operating results of the diagnostic business acquired in June 1997. Progress continues on U.S. and European regulatory approvals of new diagnostic products and tests.

         Equity in net income of unconsolidated joint ventures increased to $6 million in the first quarter of 1998 from $2 million in the year-earlier quarter, reflecting the strong growth of Automotive Products' U.S. marketing joint venture and increased earnings from the Company's financing joint venture established in 1996.

   Financial Review

         Interest expense increased $2 million in the first quarter of 1998 compared to the year-earlier quarter principally due to the increased debt arising from the 1997 share repurchases and the acquisition of the medical diagnostic business. Corporate and other expenses in the first quarter of 1998 were at the same level as a year earlier.

         The income tax provision for the first quarter of 1998 was $25 million, or 40.5% of pretax income, compared with a provision of $19 million, or 36.3% of pretax income in the first quarter of 1997. The lower effective tax rate in 1997 resulted from utilization of certain previously unrecognized tax benefits. No similar benefits are available in 1998.

         As a result of the redemption of debt in the first quarter of 1997 upon completion of a refinancing, the first quarter of 1997 included an extraordinary charge of $9 million, net of taxes, attributable to the write-off of unamortized debt issuance costs. On June 1, 1998, the Company will redeem its outstanding 10-1/2% Senior Subordinated Discount Debentures and 9-7/8% Senior Subordinated Notes with the proceeds of four senior note offerings completed in early 1998 as described below. In connection therewith, the second quarter of 1998 will include an extraordinary charge of approximately $50 million, net of taxes, including call premiums and the write-off of unamortized debt issuance costs.

   Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $18 million, was $44 million for the first quarter of 1998, compared with net cash used of $15 million for the similar period of 1997. The $59 million improvement resulted primarily from favorable changes in working capital items despite growth of the business. Although accounts receivable and inventories increased in the first quarter of both years, reflecting normal seasonality, the receivables increase was not as large in 1998 as in 1997, in part because of increased receivables financing through the Company's financial services joint venture. The inventory increase was approximately the same as in 1997. The Company made capital expenditures of $58 million for the first quarter of 1998, including $10 million of investments in affiliated companies compared with capital expenditures of $39 million in the first quarter of 1997, including $1 million of investments in affiliated companies.

         In the first quarter and early April 1998, the Company completed public offerings of $1 billion principal amount of senior debt securities, including: (i) $125 million of 7 1/8% Senior Notes due 2003; (ii) $250 million of 7 3/8% Senior Notes due 2005; (iii) $350 million of 7 3/8% Senior Notes due 2008; and (iv) $275 million of 7 5/8% Senior Notes due 2010. The Company will use the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to redeem, on June 1, 1998 (the "Redemption"), its 10 1/2% Senior Subordinated Discount Debentures due 2005 and 9 7/8% Senior Subordinated Notes due 2001. The total amount required to complete the Redemption, including redemption premiums, is $954 million, net of the effect of the settlement of certain swap transactions related to the Senior Subordinated Discount Debentures. Pending the Redemption, the net proceeds of the offerings were applied to the extent possible to reduce borrowings under the revolving portion of the Company's $1.75 billion bank credit agreement (the "1997 Credit Agreement") and the excess was invested in short-term securities. The Redemption will be funded using approximately $200 million of such short-term securities and $750 million of borrowings under the revolving portion of the 1997 Credit Agreement. In accordance with the terms of the 10 1/2% Senior Subordinated Discount Debentures, on June 1, 1998, interest on the debentures would become payable in cash. As a result of the Redemption, the Company expects to reduce its total annual cash interest payments by approximately $24 million compared to the amount that would otherwise be payable and to reduce its annual net interest expense by approximately $20 million before taxes.

         In January 1997 the Company entered into the 1997 Credit Agreement. This agreement, which requires no repayment of principal prior to its expiration in 2002, provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), which by their nature are short-term, and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements with which the Company believes it is currently in compliance.

          At March 31, 1998, the Company had borrowings of $15 million outstanding under the Revolving Facilities. There was $1.3 billion available under the Revolving Facilities after reduction for borrowings and for $60 million of letters of credit usage. The Company's foreign subsidiaries had $84 million available at March 31, 1998, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $39 million available under bank credit facilities after reduction for borrowings of $8 million and letters of credit usage of $11 million.

         As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.


                           PART II. OTHER INFORMATION


   Item  1.  Legal Proceedings.

         For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.

   Item 5.  Other Information.

         For a discussion of public offerings of senior debt securities totaling $1 billion under the Company's debt shelf registration filed jointly by American Standard Companies Inc. and its wholly-owned subsidiary, American Standard Inc., see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in
   Part I, which is incorporated herein by reference.

   Item  6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K.

           (i) The Company filed a Current Report on Form 8-K dated January 9, 1998 related to changes in the Company's management and certain business matters.

           (ii) The Company filed a Current Report on Form 8-K dated February 6, 1998 related to the announcement of the Company's earnings for the year ended December 31, 1997.

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









May 12, 1998

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS



Exhibit No.                                 Description

    (27)                            Financial Data Schedule