Form 10-Q
period 1998-06-30
AMERICAN STANDARD INC
filed 1998-08-13
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                                      OR

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
                                                           X  Yes            No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, outstanding at
           July 31, 1998                                                1,000
                                                                       (shares)

                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements


         The following summary statement of operations of American Standard Inc. ("the Company") and subsidiaries for the three months and six months ended June 30, 1998 and 1997 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three- and six-month periods of 1998 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                                  (In millions)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                              1998      1997     1998     1997
                                             -------   ------   ------   ------
SALES                                        $1,795    $1,589   $3,288   $2,950
                                             -------   ------   ------   ------

COST AND EXPENSES
  Cost of sales                               1,315     1,163    2,439    2,181
  Selling and administrative expenses           289       258      547      494
  Other expense                                   9         7        8       12
  Interest expense                               51        47      102       96
                                             -------   ------   ------   ------
                                              1,664     1,475    3,096    2,783
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                      131       114      192      167
Income taxes                                     53        40       78       60
                                             -------   ------   ------   ------
INCOME BEFORE
    EXTRAORDINARY ITEM                           78        74      114      107
Extraordinary loss on retirement
  of debt, net of tax                            50        15       50       23
                                            -------   ------    ------   ------
NET INCOME                                  $    28   $    59   $   64   $   84
                                            =======   =======   ======   =======

                                            See accompanying notes



                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions)


                                                   June 30,  December 31,
                                                     1998        1997
                                                     ----        ----
CURRENT ASSETS
Cash and cash equivalents                          $   73     $   29
Accounts receivable                                   991        831
Inventories
    Finished products                                 287        255
    Products in process                                95         87
    Raw materials                                     112         89
                                                     ----       ----
                                                      494        431
Other current assets                                  121        103
                                                     ----       ----
TOTAL CURRENT ASSETS                                1,679      1,394

FACILITIES, less accumulated depreciation;
    June 1998 - $630; Dec. 1997- $578               1,170      1,139
GOODWILL                                              843        844
OTHER ASSETS                                          660        603
                                                     ----       ----
TOTAL ASSETS                                       $4,352     $3,980
                                                   ======     ======

CURRENT LIABILITIES
Loans payable to banks                            $   681    $   718
Current maturities of long-term debt                  170         30
Accounts payable                                      524        466
Accrued payrolls                                      208        180
Other accrued liabilities                             570        456
                                                     ----       ----
TOTAL CURRENT LIABILITIES                           2,153      1,850

LONG-TERM DEBT                                      1,521      1,551
RESERVE FOR POSTRETIREMENT BENEFITS                   456        438
OTHER LIABILITIES                                     470        468
                                                     ----       ----
TOTAL LIABILITIES                                   4,600      4,307

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                     -          -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                        -          -
Capital surplus                                       568        561
Accumulated deficit                                  (611)      (675)
Foreign currency translation effects                 (205)      (213)
                                                     ----       ----
TOTAL STOCKHOLDER'S DEFICIT                          (248)      (327)
                                                     ----       ----
                                                   $4,352     $3,980
                                                   ======     ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)

                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
                                                           ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income before extraordinary item                     $ 114       $ 107
    Depreciation                                            66          63
    Amortization of goodwill and other intangibles          25          18
    Non-cash interest                                       28          29
    Non-cash stock compensation                              4          12
    Changes in assets and liabilities:
      Accounts receivable                                 (151)       (129)
      Inventories                                          (62)        (97)
      Accounts payable and other accruals                  148          83
      Other assets and liabilities                          (5)        (18)
                                                          ----        ----
  Net cash provided by operating activities                167          68
                                                          ----        ----

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment             (97)        (94)
    Investments in affiliated companies                    (10)         (1)
    Acquisition of medical diagnostic businesses             -        (210)
    Other                                                   (5)         (2)
                                                          ----        ----
  Net cash used by investing activities                   (112)       (307)
                                                          ----        ----
  FINANCING ACTIVITIES:
    Net loan (to) from Parent                                5        (226)
    Proceeds from issuance of long-term debt             1,011         380
    Repayments of long-term debt, including
      redemption premiums                                 (966)       (615)
    Net change in revolving credit facility                (32)        705
    Net change in other short-term debt                      6          11
    Other                                                  (35)        (24)
                                                          ----        ----
  Net cash provided (used) by financing activities         (11)        231
                                                          ----        ----

Effect of exchange rate changes on cash and
  cash equivalents                                           -          (1)
                                                          ----        ----
Net increase (decrease) in cash and cash equivalents        44          (9)
Cash and cash equivalents at beginning of period            29          60
                                                          ----        ----
Cash and cash equivalents at end of period              $   73      $   51

                                                       =======      ======

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

   Note 1.  Public Offering of Debt

   In the first quarter and early April of 1998, the Company completed public offerings of $1 billion principal amount of senior debt securities, including: (i) $125 million of 7-1/8% Senior Notes due 2003; (ii) $250 million of 7-3/8% Senior Notes due 2005; (iii) $350 million of 7-3/8% Senior Notes due 2008; and (iv) $275 million of 7-5/8% Senior Notes due 2010. The Company used the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to redeem, on June 1, 1998 (the "Redemption"), its 10-1/2% Senior Subordinated Discount Debentures due 2005 and 9-7/8% Senior Subordinated Notes due 2001. The total amount required to complete the Redemption, including redemption premiums, was $954 million, net of the effect of the settlement of certain swap transactions related to the Senior Subordinated Discount Debentures. Pending the Redemption, the net proceeds of the offerings were applied to the extent possible to reduce borrowings under the revolving portion of the Company's $1.75 billion bank credit agreement (the "1997 Credit Agreement") and the excess was invested in short-term securities. The Redemption was funded using approximately $200 million of such short-term securities and $750 million of borrowings under the revolving portion of the 1997 Credit Agreement. As a result of the Redemption, the second quarter of 1998 included an extraordinary charge of approximately $50 million, net of taxes, related to the Redemption, including call premiums and the write-off of unamortized debt issuance costs.

   Note 2.  Comprehensive Income

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Total comprehensive income, consisting of net income and foreign currency translation effects, for the three months and six months ended June 30, 1998 and 1997 was $23 million, $72 million, $93 million and $49 million, respectively.

   Note 3.  Tax Matters

   As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   Note 4.  Impact of Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company's use of derivatives is minimal, and therefore management believes that the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

                          PART 1. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Sales for the second quarter of 1998 were $1.8 billion, an increase of 13% (16% excluding the unfavorable effects of foreign exchange) from $1.6 billion in the second quarter of 1997. Operating income was $202 million, an increase of 13% (17% excluding the unfavorable effects of foreign exchange) from $178 million in the second quarter of 1997. Operating income for the first half of 1998 was $327 million, an increase of 10% over the $297 million of operating income in the first half of 1997.


                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                             --------              --------
                                           1998      1997       1998      1997
                                           ----      ----       ----      ----

Sales:
    Air Conditioning Products           $1,112    $   983    $1,950    $1,765
    Plumbing Products                      384        367       742       710
    Automotive Products                    274        239       546       475
    Medical Systems                         25          -        50         -
                                        ------     ------    ------    ------
    Total  sales                        $1,795     $1,589    $3,288    $2,950
                                        ======     ======    ======    ======

Operating income (loss):
    Air Conditioning Products           $  132     $  118    $  200   $  187
    Plumbing Products                       33         33        52       55
    Automotive Products                     42         31        84       63
    Medical Systems                         (5)        (4)       (9)      (8)
                                        ------     ------    ------   ------
                                           202        178       327      297
 Equity in net income of
     unconsolidated joint ventures           6          3        12        6
                                        ------     ------    ------   ------
                                           208        181       339      303

 Interest expense                          (51)       (47)     (102)     (96)
 Corporate and other expenses              (26)       (20)      (45)     (40)
                                        ------     ------    ------   ------
 Income before income taxes
     and extraordinary item            $   131   $    114   $   192  $   167
                                       =======   ========   =======  =======

     Results of Operations for the Second Quarter and First Six Months of 1998 Compared with the Second Quarter and First Six Months of 1997

         The Company achieved record sales in the second quarter of 1998 of $1,795 million, an increase of $206 million, or 13% (16% excluding the unfavorable effects of foreign exchange), from $1,589 million in the second quarter of 1997. Sales increased 13% for Air Conditioning Products, 5% for Plumbing Products and 15% for Automotive Products, and included $25 million for the new Medical Systems segment.

         Operating income for the second quarter of 1998 was also a record at $202 million, an increase of $24 million, or 13% (17%% excluding the unfavorable effects of foreign exchange), from $178 million in the second quarter of 1997. Operating income increased 12% for Air Conditioning Products, 35% for Automotive Products and was flat for Plumbing Products. The operating loss for Medical Systems was $5 million in the second quarter of 1998 compared with a $4 million loss in the 1997 quarter.

         Sales for the first half of 1998 were $3,288 million, an increase of $338 million, or 11% (15% excluding the unfavorable effects of foreign exchange), from $2,950 million in the first half of 1997. Sales increased 10% for Air Conditioning Products, 5% for Plumbing Products and 15% for Automotive Products, and included $50 million of sales for the new Medical Systems segment. Operating income was $327 million for the first half of 1998, an increase of 10% (15% excluding the unfavorable effects of foreign exchange), compared with $297 million in the first half of 1997. Operating income increased 7% for Air
Conditioning Products and 33% for Automotive Products but declined 5% for Plumbing Products. The operating loss for Medical Systems was $9 million for the first half of 1998 compared with a loss of $8 million for the first half of 1997.

         Sales of Air Conditioning Products increased 13% (15% excluding the unfavorable effects of foreign exchange) to $1,112 million for the second quarter of 1998, from $983 million for the second quarter of 1997. These gains reflected a 17% increase in the U.S., resulting from continued strength in commercial businesses and expanding sales and service operations, and a 9% increase in international operations (excluding unfavorable foreign exchange effects), due to strong growth in Latin America and modest growth elsewhere. Sales of applied and unitary commercial products in the U.S. increased because of improved markets. U.S. residential product sales surged 24% due to the effect of hot weather on the replacement market as well as strong new construction. International sales for the second quarter of 1998 increased principally because of higher volumes in Latin America, the Far East and Middle East. Sales for Air Conditioning Products for the first half of 1998 increased by 10% (12% excluding foreign exchange effects) to $1,950 million from $1,765 million in the first half of 1997, primarily for the reasons cited for the second quarter increase, offset somewhat by the adverse effects of a four-week strike at the Lexington, Kentucky, air handling facility in the first quarter of 1998.

         Operating income of Air Conditioning Products increased 12% (14% excluding the unfavorable effects of foreign exchange) to $132 million in the second quarter of 1998 from $118 million in the 1997 quarter, primarily reflecting higher residential and commercial product volumes in the U.S. Those gains were partly offset by lower operating income for international operations, reflecting lower margins in Europe and the Far East. Operating income for the first half of 1998 increased 7% (8% excluding unfavorable foreign exchange effects) to $200 million from $187 million in the first half of 1997, essentially for the reasons mentioned for the second quarter increase, offset partly by the effects of the strike at Lexington in the first quarter.

         Sales of Plumbing Products increased 5% (10% excluding the unfavorable effects of foreign exchange) to $384 million in the second quarter of 1998, from $367 million in the second quarter of 1997. Sales increased 13% in the U.S. and 8% in international operations excluding the unfavorable effects of foreign exchange. Sales in the U.S. increased as a result of higher volume, primarily through expanding major retailers, and gains in market share. The international sales increase resulted primarily from increased volume in Latin America where markets were strong, and from the effect of including results from operations in China on a consolidated basis since the fourth quarter of 1997 following the acquisition of a majority interest. The gain in international sales was achieved despite lower sales in the Far East (excluding China) as a result of the adverse economic conditions in that area. Sales of Plumbing Products for the first half of 1998 increased 5% (11% excluding the unfavorable effects of foreign exchange) to $742 million from $710 million in the first half of 1997. This increase was due principally to the same factors affecting second quarter results.

         Operating income of Plumbing Products was $33 million in the second quarter of 1998, the same level as the second quarter of 1997, but increased 6% excluding the unfavorable effects of foreign exchange. In the U.S., operating income improved because of higher sales and benefits of lower-cost products manufactured at the Company's Mexican facilities. For international operations, operating income increased primarily because of higher volume in Latin America and the effect of consolidating the China plumbing operations, which more than offset the effects of economic weakness in the rest of Asia and interim costs associated with implementing the low-cost sourcing program in Europe. Operating income for the first half of 1998 was $52 million compared with $55 million in the first half of 1997, but increased by 6% excluding unfavorable foreign exchange effects. The exchange-adjusted increase resulted primarily for the reasons mentioned for the second quarter.

         Sales of Automotive Products for the second quarter of 1998 increased 15% (19% excluding the unfavorable effects of foreign exchange) to $274 million from $239 million in the second quarter of 1997. This increase resulted primarily from higher volume, as unit volume of truck and bus production in Western Europe increased 12% over the second quarter of 1997. In addition, sales increased because of higher product content per vehicle on new model introductions launched in 1997 and increased shipments of anti-lock braking systems (ABS) to the Company's U.S. marketing joint venture. The increased sales in the U.S. reflected the phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers, together with an increased level of heavy truck production. Sales of Automotive Products for the first half of 1998 increased 15% (21% excluding the unfavorable effects of foreign exchange) to $546 million from $475 million in the first half of 1997, primarily for the reasons cited for the second quarter.

         Operating income for Automotive Products for the second quarter of 1998 was $42 million, an increase of 35% (45% excluding the unfavorable effects of foreign exchange) from $31 million in the second quarter of 1997. This reflected the higher sales and improved margins due to productivity improvements. Operating income for Automotive Products for the first half of 1998 was $84 million, an increase of 33% (42% excluding the unfavorable effects of foreign exchange) from $63 million in the first half of 1997 principally for the same reasons cited for the second quarter of 1998.

         Medical Systems sales were $25 million in the second quarter of 1998, reflecting the acquisition of the diagnostic business in June 1997. The operating loss was $5 million in the second quarter of 1998 compared with a $4 million loss in the 1997 quarter, reflecting development costs, including efforts to obtain U.S. and European regulatory approvals of new diagnostic products and tests.

         Equity in net income of unconsolidated joint ventures increased to $6 million in the second quarter of 1998 from $3 million in the second quarter of 1997, reflecting the strong growth of Automotive Products' U.S. joint venture and increased earnings from the Company's financing joint venture established in 1996.


Financial Review

         Interest expense increased $4 million in the second quarter of 1998 compared to the year-earlier quarter principally due to debt incurred to finance 1997 share repurchases and the acquisition of the medical diagnostic business. The $6 million increase in corporate and other expenses is primarily attributable to reduced exchange gains in hyperinflationary countries, increased discount fees associated with U.S. customer inventory financing through the Company's financial services joint venture and an EPA settlement related to a discontinued operation.

         The income tax provision for the second quarter of 1998 was $53 million, or 40.5% of pretax income compared with a provision of $40 million, or 35.5% of pretax income in the second quarter of 1997. The lower effective tax rate in 1997 resulted from the utilization of certain previously unrecognized tax benefits. No similar benefits are available in 1998.

         On June 1, 1998, the Company redeemed its 10-1/2% Senior Subordinated Discount Debentures and its 9-7/8% Senior Subordinated Notes with the proceeds of offerings of $1 billion principal amount of Senior Notes as described below. As a result of this redemption, the second quarter of 1998 included an extraordinary charge of $50 million, net of income taxes, attributable to call premiums and the write-off of unamortized debt issuance costs. The second quarter of 1997 also included an extraordinary charge of $15 million, net of income taxes, related to the redemption of the Company's 11-3/8% Senior Debentures.


Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $53 million, was $167 million for the first six months of 1998, compared with net cash provided of $68 million for the similar period of 1997. The $99 million increase resulted primarily from improved net working capital. The Company made capital expenditures of $107 million for the first half of 1998, including $10
million  of   investments  in  affiliated   companies,   compared  with  capital
expenditures of $95 million in the first half of 1997, including $1 million of investments in affiliated companies (excluding the acquisition of the medical diagnostic business).


         In the first quarter and early April of 1998, the Company completed public offerings of $1 billion principal amount of senior debt securities, including: (i) $125 million of 7-1/8% Senior Notes due 2003; (ii) $250 million of 7-3/8% Senior Notes due 2005; (iii) $350 million of 7-3/8% Senior Notes due 2008; and (iv) $275 million of 7-5/8% Senior Notes due 2010. The Company used the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to effect the Redemption, on June 1, 1998, of its 10-1/2% Senior Subordinated Discount Debentures due 2005 and 9-7/8% Senior Subordinated Notes due 2001. The total amount required to complete the Redemption, including redemption premiums, was $954 million, net of the effect of the settlement of certain swap transactions related to the Senior Subordinated Discount Debentures. Pending the Redemption, the net proceeds of the offerings were applied to the extent possible to reduce borrowings under the revolving portion of the Company's $1.75 billion 1997 Credit Agreement and the excess was invested in short-term securities. The Redemption was funded using approximately $200 million of such short-term securities and $750 million of borrowings under the revolving portion of the 1997 Credit Agreement. In accordance with the terms of the 10-1/2% Senior Subordinated Discount Debentures, on June 1, 1998, interest on the debentures would have become payable in cash. As a result of the Redemption, the Company expects to reduce its total annual cash interest payments by approximately $24 million compared to the amount that would otherwise have been payable and to reduce its annual net interest expense by approximately $20 million before taxes.

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

         At June 30, 1998, the Company had borrowings of $555 million outstanding under the Revolving Facilities. There was $760 million available under the Revolving Facilities after reduction for borrowings and for $60 million of letters of credit usage. The Company's foreign subsidiaries had $73 million available at June 30, 1998, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $34 million available under bank credit facilities after reduction for borrowings of $8 million and letters of credit usage of $15 million.

         The Company had previously disclosed that the restructuring of its European plumbing operations would entail a special charge of approximately $75-$100 million related to employee severance and consolidation of production facilities. The Company expects to record this charge in the third quarter of 1998. Also, the Company plans to take a non-cash asset impairment charge of approximately $40 million related to goodwill associated with the European plumbing operations in accordance with SFAS No. 121 and a special charge of approximately $45 million associated with restructuring its plumbing products operations in the Americas.

         The Company's parent, American Standard Companies Inc., recently announced that it may repurchase additional shares of its common stock. The
Company's Board of Directors has approved the repurchase of up to $100 million of its common stock per year for up to three years. Full implementation of this repurchase program, however, is subject to obtaining the removal of certain restrictive covenants in the Company's debt instruments limiting the amount of stock repurchases. The Company expects to obtain the removal or modification of these restrictive covenants to permit full implementation of the repurchase plan.

         As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

         Comments in this Quarterly Report on Form 10-Q contain certain forward-looking statements which are based on management's good faith expectations and belief concerning future developments. Actual results may differ materially from these expectations as a result of many factors, relevant examples of which are set forth in the Company's 1997 Annual Report on Form 10-K and in the "Management's Discussion and Analysis" section of the Company's 1997 Annual Report to Shareholders.

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

           (b) Reports on Form 8-K. During the quarter ended June 30, 1998, the Company filed no reports on Form 8-K.

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





         August 13, 1998

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS


         (The File Number of the Registrant, American Standard Inc. is 33-64450)

                            Exhibit No.        Description
                               (27)            Financial Data Schedule