Form 10-Q
period 1998-09-30
AMERICAN STANDARD INC
filed 1998-11-16
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                                      OR

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



                                                                      X Yes No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at

               October 30, 1998                                          1,000
                                                                       (shares)

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

      The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months and nine months ended September 30, 1998 and 1997 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair representation of financial data for those periods have been included. Results for the three- and nine-month periods of 1998 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                                  (In millions)

                                          Three Months Ended  Nine Months Ended
                                             September 30,        September 30,
                                             1998       1997     1998      1997
                                            -----      -----    -----     -----

SALES                                      $1,728   $ 1,519    $5,016   $ 4,469
                                           -------  -------    -------  -------

COST AND EXPENSES
  Cost of sales                             1,298     1,138     3,737     3,319
  Selling and administrative expenses         282       236       829       730
  Restructuring charge                         35         -        35         -
  Write-off of purchased research and
    development                                 -        90         -        90
  Other expense (income)                       (1)        9         7        21
  Interest expense                             43        48       145       144
                                           -------  -------    -------  -------

                                            1,657     1,521     4,753     4,304
INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                     71        (2)      263       165
Income taxes                                   35        31       113        91
                                           -------  -------    -------  -------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                         36       (33)      150       74
Extraordinary loss on retirement of debt,
    net of tax                                  -         -        50       24
                                           -------  -------    -------  -------


NET INCOME (LOSS)                          $   36    $  (33)    $ 100   $   50
                                           =======   ======     ======  ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                     (Dollars in millions except share data)

                                                   September 30,   December 31,
                                                         1998          1997
                                                       ------        ------

CURRENT ASSETS
Cash and cash equivalents                              $   57        $   29
Accounts receivable                                     1,032           831
Inventories
    Finished products                                     298           255
    Products in process                                   102            87
    Raw materials                                         104            89
                                                       ------        ------
                                                          504           431
Other current assets                                      115           103
                                                       ------        ------
TOTAL CURRENT ASSETS                                    1,708         1,394

FACILITIES, less accumulated depreciation;
    Sept. 1998 - $683; Dec. 1997 - $578                 1,210         1,139
GOODWILL                                                  875           844
OTHER ASSETS                                              709           603
                                                       ------        ------
TOTAL ASSETS                                           $4,502        $3,980
                                                       =======       ======

CURRENT LIABILITIES
Loans payable to banks                                  $ 742         $ 718
Current maturities of long-term debt                      170            30
Accounts payable                                          488           466
Accrued payrolls                                          225           180
Other accrued liabilities                                 599           456
                                                       ------        ------
TOTAL CURRENT LIABILITIES                               2,224         1,850

LONG-TERM DEBT                                          1,549         1,551
RESERVE FOR POSTRETIREMENT BENEFITS                       470           438
OTHER LIABILITIES                                         477           468
                                                       ------        ------
TOTAL LIABILITIES                                       4,720         4,307

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, par
   value $.01, 1000 shares
       issued and outstanding                               -             -
Common stock $.01 par value, 1,000 shares
    issued and outstanding                                  -             -
Capital surplus                                           572           561
Accumulated deficit                                      (575)         (675)
Foreign currency translation effects                     (215)         (213)
                                                       ------        ------

TOTAL STOCKHOLDER'S DEFICIT                              (218)         (327)
                                                       ------        ------
                                                       $4,502        $3,980
                                                       ======        ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS
                                  (In millions)
                                                          Nine Months Ended
                                                            September 30,
                                                           1998      1997
                                                           ----      ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income before extraordinary item                      $150      $ 74
    Write-off of purchased in-process
      research and development                               -        90
    Depreciation                                            98        94
    Amortization of goodwill                                40        27
    Restructuring charges                                   35         -
    Non-cash interest                                       30        44
    Non-cash stock compensation                              4        10
    Changes in assets and liabilities:
      Accounts receivable                                 (177)      (92)
      Inventories                                          (64)      (84)
      Accounts payable and other accruals                  140        54
      Other assets and liabilities                         (22)        9
                                                          ----      ----
  Net cash provided by operating activities                234       226
                                                          ----      ----

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment            (156)     (157)
    Investments in affiliated companies                    (16)       (1)
    Acquisition of medical diagnostic businesses             -      (212)
    Other                                                   (3)        5
                                                          ----      ----
  Net cash used by investing activities                   (175)     (365)
                                                          ----      ----

  FINANCING ACTIVITIES:
    Net loan (to) from Parent                              (35)     (286)
    Proceeds from issuance of long-term debt             1,011       399
    Repayments of long-term debt,
      including redemption premimums                      (971)     (626)
    Net change in revolving credit facility                (10)      640
    Net change in other short-term debt                      8        11
    Other                                                  (34)      (16)
                                                          ----      ----
  Net cash provided (used) by financing activities         (31)      122
                                                          ----      ----

Effect of exchange rate changes on cash and
  cash equivalents                                           -        (4)
                                                          ----      ----
Net increase (decrease) in cash and cash equivalents        28       (21)
Cash and cash equivalents at beginning of period            29        60
                                                          ----      ----
Cash and cash equivalents at end of period                $ 57      $ 39
                                                          ====      ====

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


   Note 1.  Restructuring Charges

   In connection with a previously announced plan for a restructuring of its European and North American plumbing operations, results for the third quarter of 1998 include a restructuring charge of $35 million ($29 million net of tax) related to the planned closure of two Plumbing Products' plants in Europe. This charge includes $17 million of severance costs for approximately 425 employees to be terminated and $18 million related primarily to facility write-downs and lease cancellation. Closure of these two facilities is expected to be completed by the end of 1998. The overall restructuring program, which is designed to achieve lower product costs and improve efficiency, is expected to result in charges of approximately $160 to $185 million related to employee severance and consolidation of production facilities. The Company expects to record the remaining charges in the fourth quarter of 1998.

   Note 2.  Public Offering of Debt

   In the first half of 1998, the Company completed public offerings of $1 billion principal amount of Senior Notes with interest rates ranging from 7-1/8% to 7-5/8% and maturity dates from 2003 to 2010. On June 1, 1998, the Company used the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge termination costs) to redeem its 10-1/2% Senior Subordinated Discount Debentures and 9-7/8% Senior Subordinated Notes. The total amount required to complete these redemptions, including call premiums, was $954 million, net of the effect of the settlement of certain interest rate swap transactions related to the Senior Subordinated Discount Debentures. As a result of the redemptions, results for the nine months ended September 30, 1998 include an extraordinary charge of approximately $50 million (net of taxes), consisting of call premiums and the write-off of unamortized debt issuance costs.

   Note 3.  Comprehensive Income

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Total comprehensive income (loss), consisting of net income or loss and foreign currency translation effects, for the three months and nine months ended September 30, 1998 was $26 million and $98 million, respectively, and for the three months and nine months ended September 30, 1997 was $(37) million and $11 million, respectively.

   Note 4.  Tax Matters

   As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   Note 5.  Impact of Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company's use of derivative instruments and hedging activities is minimal, and therefore management believes that the adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or financial position.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's sales in the third quarter of 1998 increased 14% to $1,728 million and operating income increased 4% to $162 million (excluding a $35 million restructuring charge in the 1998 quarter and a $90 million write-off of purchased in-process research and development in the 1997 quarter). Operating income for the first nine months of 1998 was $489 million (excluding the restructuring charge), an increase of 8% over the $452 million of operating income in the first nine months of 1997 (excluding the write-off of purchased in-process research and development).

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                                  1998    1997        1998    1997
                                                  ----    ----        ----    ----

Sales:
    Air Conditioning Products                   $1,053   $ 919      $3,003  $2,684
    Plumbing Products                              387     352       1,129   1,062
    Automotive Products                            265     224         811     699
    Medical Systems                                 23      24          73      24
                                                  ----    ----        ----     ---

    Total  sales                                $1,728  $1,519      $5,016  $4,469
                                                ======  ======      ======  ======

Operating income (loss) before restructuring
    charges and write-off of purchased
    research and development:
     Air Conditioning Products                   $108     $ 98        $308    $285
     Plumbing Products                             27       31          79      86
     Automotive Products                           33       31         117      94
     Medical Systems                               (6)      (5)        (15)    (13)
                                                  ----    ----        ----     ---
                                                  162      155         489     452
Restructuring charges and write-off of
    purchased research and development:
     Plumbing Products restructuring charges      (35)       -         (35)      -
     Medical Systems write-off of purchased
      research and development                      -      (90)          -     (90)
                                                  ----    ----        ----     ---
                                                  (35)     (90)        (35)    (90)
                                                  ----    ----        ----     ---
    Total operating income                        127       65         454     362
Equity in net income of
    unconsolidated joint ventures                   9        3          21       9
Interest expense                                  (43)     (48)       (145)   (144)
Corporate and other expenses                      (22)     (22)        (67)    (62)
                                                  ----    ----        ----     ---

Income (loss) before income taxes
    and extraordinary item                       $ 71     $ (2)       $263    $165
                                                 ====     =====       ====    ====

Results of Operations for the Third Quarter and First Nine Months of 1998 Compared with the Third Quarter and First Nine Months of 1997

         The Company's sales in the third quarter of 1998 were $1,728 million, an increase of $209 million, or 14% (with little effect from foreign exchange), from $1,519 million in the third quarter of 1997. Sales increased 15% for Air Conditioning Products, 10% for Plumbing Products and 18% Automotive Products compared with the third quarter of 1997. Medical Systems contributed sales of $23 million in the 1998 third quarter compared with $24 million in the prior year period.

         Operating income for the third quarter of 1998, excluding restructuring charges of $35 million, was $162 million, an increase of $7 million, or 4% (with little effect from foreign exchange), from $155 million in the third quarter of 1997 (excluding the $90 million write-off of purchased in-process research and development). Operating income increased 10% for Air Conditioning Products and 6% for Automotive Products, and decreased 13% for Plumbing Products. Medical Systems incurred an operating loss of $6 million compared with a loss of $5 million in the year-earlier quarter.

         Sales for the first nine months of 1998 were $5,016 million, an increase of $547 million, or 12% (15% excluding the unfavorable effects of foreign exchange), from $4,469 million in the first nine months of 1997. The increase reflected gains of 12% for Air Conditioning Products, 6% for Plumbing Products, 16% for Automotive Products and sales for Medical Systems of $73 million for nine months in 1998 (compared with sales of $24 million for three months in 1997 following the June 30, 1997 acquisition of the medical diagnostics business). Operating income was $489 million for the first nine months of 1998 (excluding the restructuring charges previously mentioned), an increase of 8% (11% excluding the unfavorable effects of foreign exchange), compared with $452 million in the first nine months of 1997 (excluding the write-off of purchased in-process research and development). Operating income increased 8% for Air Conditioning Products and 24% for Automotive Products but declined 9% for Plumbing Products (1% excluding unfavorable foreign exchange effects). Medical Systems incurred an operating loss of $15 million for the first nine months of 1998 compared with an operating loss of $13 million for the first nine months of 1997.

         The following discussion of sales and operating income excludes the effects of the restructuring charges for Plumbing Products in 1998 and the write-off of purchased in-process research and development for Medical Systems in 1997, as applicable.

         Sales for Air Conditioning Products were $1,053 million for the third quarter of 1998, an increase of 15% (16% excluding the unfavorable effects of foreign exchange) from $919 million for the third quarter of 1997. Sales increased 19% in the U.S. and 7% in international markets (excluding foreign exchange effects). The U.S gain reflected a strong 26% increase in residential product sales due to the effect of hotter than normal weather on the replacement market as well as strong new construction. U.S. sales also benefited from continued strength in commercial applied and unitary businesses and expanding sales and service operations. International sales for the third quarter of 1998 increased principally because of higher volumes in Europe and Latin America, offset partly by declines in China and other Far East countries. The applied systems business was weakened by curtailments of large overseas construction projects and competitive pricing pressures worldwide. Sales for Air Conditioning Products for the first nine months of 1998 increased by 12% to $3,003 million from $2,684 million in the first nine months of 1997, primarily for the reasons cited for the third quarter increase, offset somewhat by the adverse effects of a four-week strike in the first quarter of 1998 at the Lexington, Kentucky, air handling facility.

         Operating income for Air Conditioning Products increased 10% (with little effect from foreign exchange) to $108 million in the third quarter of 1998 from $98 million in the 1997 third quarter. This primarily reflected the effects of hotter than normal weather on U.S. residential products and increased volumes in the U.S commercial unitary business and in Latin America. Partly offsetting these gains were declines in the applied business, principally because of margin declines in Europe, a drop in Far East sales volume and pricing pressures in the U.S. and Far East. Operating income for the first nine months of 1998 increased 8% (9% excluding unfavorable foreign exchange effects) to $308 million from $285 million in the first nine months of 1997. This gain resulted essentially for the reasons mentioned for the third quarter increase, except that operating income for the applied business increased for the nine-month period, as first-half gains exceeded the third-quarter decline. In addition, the first nine months of 1998 were adversely affected by the first quarter strike at Lexington.

         Sales for Plumbing Products increased 10% (11% excluding unfavorable foreign exchange effects) to $387 million in the third quarter of 1998 from $352 million in the third quarter of 1997. The gain reflected an increase of 18% in the U.S. and 8% in international sales excluding unfavorable foreign exchange effects. Sales in the U.S. increased as a result of higher volume, primarily through expanding major retailers, and continued gains in market share. International sales increased primarily from moderate volume increases in Europe and Latin America, and from the effect of including operations in China on a consolidated basis since the fourth quarter of 1997 following the acquisition of a majority interest in those operations. The gain in international sales was partly offset by lower sales in the Far East (excluding China) as a result of the economic adversity in the region. Sales of Plumbing Products for the first nine months of 1998 increased 6% (11% excluding foreign exchange effects) to $1,129 million from $1,062 million in the first nine months of 1997 due principally to the same factors affecting the third quarter results.

         Operating income for Plumbing Products decreased 13% (10% excluding the unfavorable effects of foreign exchange) to $27 million for the third quarter of 1998 from $31 million for the third quarter of 1997, as declines in international operations more than offset gains in the U.S. For international operations, operating income decreased primarily because of the effects of economic weakness in Asia (excluding China) and transitional costs associated with implementing the low-cost sourcing program in Europe. Those decreases were offset partly by higher volume in Latin America and the effect of consolidating the China plumbing operations. In the U.S., operating income improved because of higher sales volume. Operating income for the first nine months of 1998 decreased by 8% (1% excluding foreign exchange effects) from the 1997 period, primarily for the reasons mentioned for the third quarter.

         Sales for Automotive Products for the third quarter of 1998 increased 18% (16% excluding the favorable effects of foreign exchange) to $265 million from $224 million in the third quarter of 1997. This increase resulted primarily from higher volume, as unit volume of truck and bus production in Western Europe increased 21% over the third quarter of 1997. In addition, sales increased because of higher product content per vehicle on new model introductions launched in 1997, increased shipments of anti-lock braking systems (ABS) to the Company's U.S. joint venture and improved trailer business in Europe. The increased sales in the U.S. reflected the phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers, together with an increased level of heavy truck production. These gains were partly offset by a volume decline in Brazil. Sales of Automotive Products for the first nine months of 1998 increased 16% (19% excluding the unfavorable effects of foreign exchange) to $811 million from $699 million in the first nine months of 1997, primarily for the reasons cited for the third quarter.

         Operating income for Automotive Products for the third quarter of 1998 was $33 million, an increase of 6% (3% excluding the favorable effects of foreign exchange) from $31 million in the third quarter of 1997. This increase reflected the higher sales volume in Europe and to the U.S., offset partly by weaker results in Brazil and increased development and maintenance costs. Operating income for Automotive Products for the first nine months of 1998 was $117 million, an increase of 24% (29% excluding the unfavorable effects of foreign exchange) from $94 million in the first nine months of 1997, principally from the increased sales volume.

         Medical Systems sales decreased $1 million in the third quarter of 1998 to $23 million, reflecting declining markets. The operating loss was $6 million in the third quarter of 1998 compared with a $5 million loss in the 1997 third quarter, primarily reflecting the declining markets and increased development activity, including efforts to obtain U.S. and European regulatory approvals of new diagnostic products and tests. Sales for Medical Systems for the first nine months of 1998 were $73 million compared with $24 million for the nine months of 1997, primarily reflecting the acquisition of the medical diagnostics business in June 1997. The operating loss for the first nine months of 1998 was $15 million compared with an operating loss of $13 million for the 1997 period, primarily for the reasons cited for the third quarter.


Financial Review

         The higher equity in earnings of unconsolidated joint ventures in the third quarter of 1998 principally reflects the growth of Automotive Products' U.S. joint venture with Meritor Automotive Inc. Corporate and other expenses were essentially unchanged. Interest expense decreased $5 million in the third quarter of 1998 compared to the year-earlier quarter as a result of lower overall interest rates achieved through refinancings completed in the first half of 1998 as described below.

         Income taxes for the nine months ended September 30, 1998 reflect an estimated effective income tax rate of 40% of pretax income (excluding restructuring charges) compared with an effective rate for the 1997 period of 36% of pretax income (excluding the write-off of purchased in-process research and development). The lower effective tax rate in 1997 resulted from the utilization of certain previously unrecognized tax benefits. No similar benefits are available in 1998. The income tax provision for the third quarter of 1998 was $41 million, or 39.1% of pretax income excluding restructuring charges, compared with an effective rate of 35.3% of pretax income (excluding the write-off of purchased in-process research and development) in the third quarter of 1997. The effective rate in the third quarter of 1998 reflects the year-to-date adjustment to 40% from the 40.5% rate used in the first half of the year.

         On June 1, 1998, the Company redeemed its 10-1/2% Senior Subordinated Discount Debentures and its 9-7/8% Senior Subordinated Notes with the proceeds of offerings of $1 billion principal amount of Senior Notes as described below. As a result of these redemptions, results for the nine months ended September 30, 1998 included an extraordinary charge of $50 million, net of income taxes, attributable to related call premiums and the write-off of unamortized debt issuance costs. The nine months ended September 30, 1997, also included an extraordinary charge of $24 million, net of income taxes, related to the redemption of the Company's 11-3/8% Senior Debentures and retirement of debt upon completion of the Company's 1997 Credit Agreement.

Liquidity and Capital Resources


         Net cash provided by operating activities, after cash interest paid of $98 million, was $234 million for the first nine months of 1998, compared with net cash provided of $226 million for the similar period of 1997. The $8 million increase resulted primarily from higher earnings (excluding the restructuring charges from 1998 and the write-off of purchased research and development from
1997). The Company made capital expenditures of $172 million for the first nine months of 1998, including $16 million of investments in affiliated companies, compared with capital expenditures of $158 million in the first nine months of 1997, including $1 million of investments in affiliated companies (excluding the acquisition of the medical diagnostics business).

         In the first half of 1998, the Company completed public offerings of $1 billion principal amount of Senior Notes with interest rates ranging from 7-1/8% to 7-5/8% and maturity dates from 2003 to 2010. On June 1, 1998, the Company used the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to redeem its 10-1/2% Senior Subordinated Discount Debentures and 9-7/8% Senior Subordinated Notes. The total amount required to complete these redemptions, including call premiums, was $954 million, net of the effect of the settlement of certain interest rate swap transactions related to the Senior Subordinated Discount Debentures. As a result of the redemptions, the Company expects to reduce its annual net interest expense on the debt refinanced by approximately $20 million before taxes.

         On July 9, 1998, the Company's Board of Directors approved the repurchase by the Company's parent (American Standard Companies Inc.), of up to $300 million of its common stock, not to exceed $100 million per year, during the three year period ending July 2001. During the first nine months of 1998, the parent company repurchased 1.4 million shares of its common stock for $48 million, of which 1.2 million shares were purchased for $40 million in the third quarter pursuant to this plan.

         In January 1997 the Company entered into the 1997 Credit Agreement. This agreement, which requires no repayment of principal prior to its expiration in 2002, provides the Company senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), which by their nature are short-term, and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements with which the Company believes it is currently in compliance.

         At September 30, 1998, the Company had borrowings of $688 million outstanding under the Revolving Facilities. There was $626 million available under the Revolving Facilities after reduction for borrowings and for $61 million of letters of credit usage. The Company's foreign subsidiaries had $75 million available at September 30, 1998, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $36 million available under bank credit facilities after reduction for borrowings of $10 million and letters of credit usage of $11 million.

         The Company has previously disclosed that the restructuring of its European and North American plumbing operations would entail a special charge of approximately $160 to $185 million related to employee severance and consolidation of production facilities. In the third quarter of 1998 the Company recorded a restructuring charge of $35 million ($29 million net of tax) related to the announced closure of two European Plumbing Products facilities. The Company expects to record the remaining charges in the fourth quarter of 1998.

         As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

Year 2000 Readiness Disclosure

         The following is a Year 2000 Readiness Disclosure in accordance with the Year 2000 Information and Readiness Disclosure Act.

         For the past several years the Company has been in the process of converting most of its computer applications and systems worldwide to client server technology and in conjunction therewith has been installing software that is Year 2000 compliant. For other systems, software that is Year 2000 compliant is being installed. Most of these initiatives would have been undertaken irrespective of any Year 2000 considerations. Substantial progress has been made on these installations and many of the individual projects have been completed. Total completion of these initiatives is expected by mid-1999.

         The Company has established a comprehensive Year 2000 initiative, having appointed teams for each operating group worldwide, coordinated by a team leader reporting directly to the business group leader, and in some cases employing third-party experts. These teams are responsible for assuring that all core business systems will be fully functional for the year 2000, including transactions with customers, suppliers, financial institutions and other third parties. This evaluation includes the software installed in the projects referred to above that were undertaken for business reasons other than Year 2000 considerations. In general, a coordinated approach was undertaken by the Company's operating groups worldwide, with "best practices" shared among groups. The principal phases of the initiative include: inventorying affected technology and systems, including third-party relationships and imbedded software in manufacturing systems; assessing the impact of Year 2000 issues and prioritizing tasks based on size and perceived risk; replacement or modification of non-compliant technology; testing; and developing contingency plans. The Company is also reviewing its new and previously sold products that incorporate equipment controls to identify and resolve any problems that such products may have as a result of the arrival of the year 2000.

         The Company has initiated communications with significant suppliers, customers and other third parties to identify and assess Year 2000 risks and to develop solutions that will minimize the impact on the Company. This process is incomplete, but the Company expects timely to resolve any problems with critical third parties or to develop contingency plans, and management does not believe that third-party problems will have a material adverse effect on the Company's operations. However, no assurance can be given that third party suppliers or others on whom the Company relies will address such issues successfully.

         The several phases of the project are in varying degrees of completion, and management believes that substantial and satisfactory progress has been made towards the objective of having all business systems Year 2000 compliant by mid-1999. Overall, management estimates that the project is 70% complete. In circumstances where there is substantial risk that any important objectives will not be met, the Company will dedicate additional resources or develop and implement appropriate contingency plans.

         The Company's estimated cost to become Year 2000 compliant is approximately $17 million, of which $7 million had been expended through September 30, 1998. The costs of implementing client server technology and other software changes referred to in the first paragraph of this section are not included in these cost estimates. In addition, these costs are generally not incremental to existing information technology budgets, as existing internal resources were redeployed. All costs are being funded from operating cash flows or other resources available to the Company. Total costs, anticipated impact and the expected dates to complete the various phases of the project are based on management's best estimates using information currently available and certain assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, impacts and completion dates could differ materially from those plans. Based upon information currently available and current estimates, management does not believe that the Company's costs to become Year 2000 compliant will have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods.

         Comments in this Quarterly Report on Form 10-Q contain certain forward-looking statements that are based on management's good faith expectations and belief concerning future developments. Actual results may differ materially from these expectations as a result of many factors, relevant examples of which are set forth in the Company's 1997 Annual Report on Form 10-K and in the "Management's Discussion and Analysis" section of the Company's 1997 Annual Report to Shareholders and Quarterly Reports on Form 10-Q.

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

           (b) Reports on Form 8-K. During the quarter ended September 30, 1998, the Company filed no Current Reports on Form 8-K.

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









November 13, 1998


                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS

     (The File Number of the Registrant, American Standard Inc. is 33-64450)



Exhibit No.  Description
   3 (i)     Restated Certificate of Incorporation of American Standard
             Inc.
     (ii)    Amended By-laws of American Standard Inc.

    4.1      Indenture, dated as of Jan. 15, 1998, among American Standard,
             Inc., American Standard Companies Inc. and
             The Bank of New York, Trustee

    4.2 Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among American Standard Inc., American Standard Companies
             Inc. and The Bank of New York relating to the 7-3/8%
             Senior Notes due 2005.

    4.3      Third Amendment dated as of August 7,
             1998  to  the  Amended  and  Restated
             Credit  Agreement dated as of January
             31,  1997  among  American   Standard
             Companies  Inc.,   American  Standard
             Inc.,    certain    subsidiaries   of
             American Standard Inc., the financial
             institutions  party  thereto  and the
             Chase      Manhattan     Bank,     as
             Administrative Agent.

   (27)     Financial Data Schedule