Form 10-Q
period 1999-03-31
AMERICAN STANDARD INC
filed 1999-05-13
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR

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

               April 30, 1999                                      1,000 shares

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

         The following consolidated summary statement of operations of American Standard Inc. (the "Company") and subsidiaries for the three months ended March 31, 1999 and 1998 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the first quarter of 1999 are not necessarily indicative of results for the entire year.

                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                              (Dollars in millions)

                                                          Three months ended
                                                               March 31,
                                                               --------
                                                         1999             1998
                                                       ------           ------
SALES                                                  $1,675           $1,493
                                                       ------           ------

COST AND EXPENSES
  Cost of sales                                         1,251            1,124
  Selling and administrative expenses                     300              258
  Other income                                             (2)              (1)
  Interest expense                                         46               51
                                                       ------           ------
                                                        1,595            1,432
                                                       ------           ------
INCOME BEFORE INCOME TAXES                                 80               61
Income taxes                                               33               25
                                                       ------           ------

NET INCOME                                            $    47           $   36
                                                       ======           ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions)

                                                   March 31,     December 31,
                                                     1999             1998
                                                   --------         --------

CURRENT ASSETS
Cash and cash equivalents                              $ 23             $ 65
Accounts receivable                                   1,090              939
Inventories
    Finished products                                   338              269
    Products in process                                 114               97
    Raw materials                                       111               92
                                                      -----            -----
                                                        563              458
Other current assets                                    142              129
                                                      -----            -----
TOTAL CURRENT ASSETS                                  1,818            1,591

FACILITIES, less accumulated depreciation;
    Mar. 1999 - $581; Dec. 1998- $611                 1,325            1,241
GOODWILL                                              1,048              833
OTHER ASSETS                                            931              885
                                                      -----            -----
TOTAL ASSETS                                         $5,122           $4,550
                                                     ======           ======

CURRENT LIABILITIES
Loans payable to banks                               $1,213            $ 732
Current maturities of long-term debt                    164              169
Accounts payable                                        571              544
Accrued payrolls                                        204              204
Other accrued liabilities                               764              710
                                                      -----            -----
TOTAL CURRENT LIABILITIES                             2,916            2,359

LONG-TERM DEBT                                        1,483            1,528
RESERVE FOR POSTRETIREMENT BENEFITS                     471              478
OTHER LIABILITIES                                       526              530
                                                      -----            -----
TOTAL LIABILITIES                                     5,396            4,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                       -                -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                          -                -
Capital surplus                                         577              571
Accumulated deficit                                    (645)            (692)
Foreign currency translation effects                   (206)            (224)
                                                      -----            -----
TOTAL STOCKHOLDER'S DEFICIT                            (274)            (345)
                                                      -----            -----
                                                     $5,122           $4,550
                                                     ======           ======

                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                              Three months ended
                                                                    March 31,
                                                                    --------
                                                                 1999      1998
                                                                 ----      ----

CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                                  $ 47      $ 36
    Depreciation                                                  40        32
    Amortization of goodwill and other intangibles                12        12
    Non-cash interest                                              2        16
    Non-cash stock compensation                                    -         2
    Changes in assets and liabilities:
        Accounts receivable                                     (112)      (50)
        Inventories                                              (62)      (65)
        Accounts payable and other accruals                       72        87
        Other assets and liabilities                             (57)      (26)
                                                                ----      ----
    Net cash provided (used) by operating activities             (58)       44
                                                                ----      ----

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (34)      (48)
    Investments in affiliated companies and other businesses     (19)      (10)
    Acquisition of Armitage/Dolomite, net of cash acquired      (430)        -
    Other                                                         (8)       (6)
                                                                ----      ----
    Net cash used by investing activities                       (491)      (64)
                                                                ----      ----

  FINANCING ACTIVITIES:
    Net loan (to) from Parent                                     (2)        5
    Proceeds from issuance of long-term debt                       -       761
    Repayments of long-term debt                                 (18)       (9)
    Net change in revolving credit facility                      459      (653)
    Net change in other short-term debt                           67         1
    Financing costs                                                -       (30)
    Other                                                          2         -
                                                                ----      ----
  Net cash provided by financing activities                      508        75
                                                                ----      ----

Effect of exchange rate changes on cash and
    cash equivalents                                              (1)        -
                                                                ----      ----
Net increase (decrease) in cash and cash equivalents             (42)       55
Cash and cash equivalents at beginning of period                  65        29
                                                                ----      ----
Cash and cash equivalents at end of period                      $ 23      $ 84
                                                                ====      ====

                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Restructuring and Asset Impairment Charges

In 1998, the Company committed to restructuring plans designed to achieve lower product costs and improved efficiency. Key elements of the plans include the transfer of significant manufacturing capacity to locations with lower labor costs and the sale of certain assets. In connection therewith, the Company determined that certain long-lived assets were impaired. Accordingly, in the second half of 1998 the Company recorded charges totaling $200 million ($186 million net of tax benefits), including $185 million for Plumbing Products, $7 million for Air Conditioning Products, $5 million for Automotive Products and $3 million for Medical Systems.

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

Following is a summary of the restructuring and asset impairment charges accrued and activity through March 31, 1999 (dollars in millions):

                                                                     Balance  Paid first    Balance
                                 Initial      Non-cash   Paid in     Dec. 31    quarter     March 31
                                   Charge    Write-off     1998       1998      of 1999       1999
                                   ------    ---------     -----      ------    --------      ----
   Termination payments
      to employees                  $49.8       $   -      $10.4       $39.4       $11.5       $27.9
   Other employee costs              33.6           -        4.3        29.3         2.6        26.7
   Facilities write-downs (a)        88.3         72.4       -          15.9          .1        15.8
   Loss on sale of French
      distribution business (b)      19.1         14.9       3.6          .6           -          .6
   Other                              9.5          1.4        .2         7.9          .3         7.6
                                    -----        -----     -----       -----       -----      ------

                                   $200.3        $88.7     $18.5       $93.1       $14.5       $78.6
                                   ======        =====     =====       =====       =====       =====

     (a)Includes goodwill write-down of $31.3 million related to the facilities write-down for the French plumbing manufacturing operations.

     (b) Includes goodwill write-off of $12.3 million.

Closure of all facilities affected is expected to be completed by the end of 1999. The initial charge of $200.3 million was comprised of non-cash asset write-downs of $88.7 million and accrued charges of $111.6 million. Of the $78.6 million unpaid balance of accrued charges as of March 31, 1999, the Company expects that $50 million will be paid by the end of 1999 and the remainder in 2000.

The accrued termination payments to employees include only severance payments after termination. Other employee related costs include negotiated supplemental payments to pension funds and other payments to union organizations for the benefit of terminated employees. Of the 1,800 employees being terminated, approximately 1,500 are hourly factory workers and 300 are salaried administrative personnel. As of March 31, 1999, approximately 900 employees had been terminated.

The facilities being closed and written down include eight owned and four leased manufacturing plants, and the related manufacturing equipment. The owned plants are being held for disposal and, accordingly, were written down to the lower of carrying amount or fair value, less costs to sell. Two of those facilities will be demolished and the land held for sale. Leases on the four rented facilities will be terminated upon payment of obligations specified or negotiated under the lease contracts. Manufacturing equipment being scrapped was written off and equipment being sold has been written down to the lower of carrying amount or fair value, less costs to sell. The net carrying value of land, buildings and equipment held for sale as of March 31, 1999 was $12 million. The closure of certain facilities necessitates the investigation of potential environmental contamination or the legal or regulatory requirement to remediate the facility. In addition, the sale of one facility contractually obligates the Company to demolish and remediate the site.

Approximately one-half of other restructuring costs is leasehold termination costs, with the remainder consisting of cash grants forfeited upon closure of a facility in Italy and other miscellaneous costs.

Note 2.  Acquisition

On February 2, 1999, the Company acquired the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $430 million, including fees and expenses and net of cash acquired, with borrowings under the Company's 1997 Credit Agreement. On February 8, 1999, The Company refinanced $60 million of such indebtedness with the proceeds of a borrowing under a short-term loan facility provided by Goldman Sachs Credit Partners L.P. The acquired business consists of two main businesses, Armitage Shanks, a United Kingdom manufacturer, and Ceramica Dolomite, an Italian manufacturer ("Armitage/Dolomite") and had 1998 sales of approximately $290 million and assets at December 31, 1998 of approximately $250 million. Armitage/Dolomite has 3 major facilities and 9 smaller facilities, located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. The Company is formulating plans to integrate Armitage/Dolomite into existing European operations and expects to complete this process by the end of 1999. This process may result in action being taken which could result in additional costs or increase the amount of goodwill.

This acquisition is being accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. Although the evaluation process is not expected to be completed until the end of 1999, the Company's preliminary estimates indicate that goodwill of approximately $250 million will be recorded.

Note 3.  Public Offering of Debt

On  May 4,  1999,  the  Securities  and  Exchange  Commission  ("SEC")  declared effective a shelf registration statement jointly filed by American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. covering $1 billion of senior debt securities (the "1998 Shelf Registration"). The debt securities to be sold under the 1998 Shelf Registration will be issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from the sale of such debt securities for general corporate purposes, which may include the repayment of outstanding debt, including debt incurred to finance the acquisition of the Bathrooms Division of Blue Circle Industries PLC, as well as certain investments, acquisitions, additions to working capital or capital expenditures.

Note 4.  Comprehensive Income

Total comprehensive income (loss), consisting of net income or loss and foreign currency translation effects, for the three months ended March 31, 1999 and 1998 were $65 million and $49 million, respectively.

Note 5.  Tax Matters

As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 6.  Impact of Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company's use of derivative instruments and hedging activities is minimal, and therefore management believes that the adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or financial position.

Note 7.  Segment Data


                         Summary Segment and Income Data
                               Dollars in millions
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                            --------
                                                      1999             1998
Sales:                                              ------           ------
   Air Conditioning Products                         $ 942            $ 838
   Plumbing Products                                   415              358
   Automotive Products                                 292              272
   Medical Systems                                      26               25
                                                    ------           ------

        Total  sales                                $1,675           $1,493
                                                    ======           ======

Segment income (loss):
   Air Conditioning Products                          $ 76             $ 73
   Plumbing Products                                    34               19
   Automotive Products                                  39               42
   Medical Systems                                      (4)              (4)
                                                    ------           ------
        Total segment income                           145              130

Equity in net income of unconsolidated
   joint ventures                                        8                6
                                                    ------           ------
                                                       153              136

Interest expense                                       (46)             (51)
Corporate items                                        (27)             (24)
                                                    ------           ------

Income before income taxes                          $   80           $   61
                                                    ======           ======

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the First Quarter of 1999 Compared with the First Quarter of 1998

         The Company achieved record first quarter sales of $1,675 million in 1999, an increase of 12% from $1,493 million in the first quarter of 1998 (with little effect from foreign exchange). Sales increased 12% for Air Conditioning Products, 16% for Plumbing Products and 7% for Automotive Products, while sales for Medical Systems were essentially at the same level as the first quarter of 1998.

         Segment income was $145 million for the first quarter of 1999, an increase of 12% from $130 million in the first quarter of 1998 (with little effect from foreign exchange). Segment income increased 4% for Air
   Conditioning Products and 79% for Plumbing Products, but declined 7% for Automotive Products. Medical Systems' segment loss was at the same level as in the first quarter of 1998.

         Sales of Air Conditioning Products increased 12% (with little overall effect from foreign exchange) to $942 million for the first quarter of 1999 from $838 million for the first quarter of 1998. Worldwide Applied Systems sales increased 16% (15% excluding foreign exchange effects) due to strong performance in the U.S. commercial equipment business and sales and service operations, partly offset by a small decline in the international applied business, primarily in Asia. U.S. sales of commercial applied products increased 24% because of higher volumes, reflecting continued strength in the U.S. commercial applied business and the adverse effect in the first quarter of 1998 of a four-week strike at the Lexington, Kentucky, air handling facility. Worldwide Unitary Systems sales increased 8% primarily from higher volumes in U.S. residential and commercial operations. U.S. unitary sales increased 9% reflecting continued strength in the U.S. commercial and residential unitary markets. International unitary sales increased 4% (2% excluding foreign exchange effects) principally as a result of volume improvements in Europe, partly offset by declines in Latin America and the Middle East.

         Segment income of Air Conditioning Products increased 4% (with little effect from foreign exchange) to $76 million in the first quarter of 1999 from $73 million in the first quarter of 1998. Worldwide Applied Systems benefited from improved volume in the U.S., which was offset by weakness in international markets. Worldwide Unitary Systems posted strong growth in the U.S. from both volume and margin improvement despite the effect of a three-week strike at the Clarksville commercial facility. International unitary results declined due to weakness in Latin America and Middle East markets.

         Sales of Plumbing Products increased 16% (with little effect from foreign exchange) to $415 million in the first quarter of 1999, from $358 million in the first quarter of 1998 as a result of gains in Europe and the Americas. The European increase included $54 million of sales as a result of the Armitage/Dolomite acquisition on February 2, 1999 (see Note 2 of Notes to Financial Statements), partly offset by a reduction of $16 million of sales related to the divestiture of Porcher distribution in the fourth quarter of 1998. Sales in the Americas increased 11% (17% excluding foreign exchange effects) due to strong growth in the U.S. and gains in Latin America (excluding foreign exchange). U.S. operations achieved an 18% sales increase on higher volume, primarily through expanding major retailers.

         Segment income of Plumbing Products increased 79% to $34 million for the first quarter of 1999 from $19 million for the 1998 first quarter. The increase was principally attributable to benefits from the restructuring of European operations to a low-cost sourcing program, the Armitage/Dolomite acquisition and substantial volume improvements in the Americas.

         Sales of Automotive Products for the first quarter of 1999 were $292 million, an increase of 7% (6% excluding the favorable effects of foreign exchange) from $272 million in the first quarter of 1998. This increase resulted primarily from higher volume, as unit volume of truck and bus production in Western Europe increased 4% over the first quarter of 1998. In addition, sales increased because of higher product content per vehicle on new model introductions launched in 1998 and increased shipments of anti-lock braking systems (ABS) to the Company's U.S. braking systems joint venture. Increased sales in the U.S. in the first quarter of 1999 reflected the continued phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers. These gains were partly offset by a sharp decline in Brazilian sales.

         Segment income for Automotive Products for the first quarter of 1999 decreased $3 million (with little effect from foreign exchange) to $39 million from $42 million in the first quarter of 1998. This reflected the weak economy in Brazil and increased product development spending in the European operations.

         Medical Systems sales were $26 million in the quarter, essentially the same as the prior year first quarter, reflecting increased sales of new diagnostic products offset by the expected sales declines of older radioimmunoassay products. The segment loss of $4 million was at the same level as the first quarter of 1998. Development costs of new diagnostic products continues at a high level and efforts continue to obtain U.S. and European regulatory approvals of new diagnostic products and tests.

         Equity in net income of unconsolidated joint ventures increased to $8 million in the first quarter of 1999 from $6 million in the year-earlier quarter, reflecting the continued strong growth of Automotive Products' U.S. braking systems joint venture.


   Other Summary Income Data Items

         Interest expense decreased $5 million in the first quarter of 1999 compared to the year-earlier quarter principally due to lower average interest rates achieved through 1998 debt refinancings, which more than offset the effect of increased debt arising principally from the Armitage/Dolomite acquisition. Corporate and other expenses in the first quarter of 1999 were $27 million, $3 million higher than in the prior year first quarter mainly due to increased minority interest in net income of consolidated joint ventures and higher corporate spending.

         The income tax provision for the first quarter of 1999 was $33 million, or 41.5% of pretax income, compared with a provision of $25 million, or 40.5% of pretax income in the first quarter of 1998.

   Liquidity and Capital Resources

         Net cash used by operating activities, after cash interest paid of $47 million, was $58 million for the first quarter of 1999, compared with net cash provided of $44 million for the same period of 1998. The $102 million decrease resulted primarily from unfavorable changes in working capital items primarily related to growth of the business. Accounts receivable and inventories increased in the first quarter of both years, reflecting the normal seasonal pattern. The receivables increase was larger in 1999 primarily because of increased sales. The inventory increase was approximately the same as in 1998. The Company made capital expenditures of $53 million for the first quarter of 1999, including $19 million of investments in affiliated companies and other businesses (but excluding the Armitage/Dolomite acquisition) compared with capital expenditures of $58 million in the first quarter of 1998, including $10 million of investments in affiliated companies.

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

         As of December 22, 1998, the Company completed an amendment to its 1997 Credit Agreement. The amendment principally permits American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, and lowers the interest coverage ratios and increases the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures, including the acquisition of Armitage/Dolomite described below.

         On February 2, 1999, the Company acquired the Bathrooms Division of Blue Circle Industries PLC (Armitage/Dolomite), a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $430 million, including fees and expenses and net of cash acquired, with borrowings under the Company's 1997 Credit Agreement. Armitage/Dolomite had 1998 sales of approximately $290 million and assets at December 31, 1998 of approximately $250 million. The acquired business has 3 major facilities and 9 smaller facilities, located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. The Company plans to integrate Armitage/Dolomite into existing European operations by the end of 1999. This process may result in action being taken which could result in additional costs or increase the amount of goodwill. This acquisition is being accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. Although the evaluation process is not expected to be completed until the end of 1999, the Company's preliminary estimates indicate that goodwill of approximately $250 million will be recorded. Temporary refinancing of $60 million of the indebtedness incurred to fund the acquisition was obtained pursuant to a short-term Credit Agreement dated as of February 2, 1999 between American Standard Companies Inc., American Standard Inc. and Goldman Sachs Credit Partners L.P. (the "Temporary Facility"). The indebtedness under the Temporary Facility is senior unsecured debt of American Standard Inc., and is guaranteed by American Standard Companies Inc. Interest accrued on the amount borrowed under the Temporary Facility at the rate of 7-3/8% per annum until March 22, 1999 and at increased rates thereafter, currently 7.925%. It is anticipated that the outstanding principal amount under the Temporary Facility will be repaid with proceeds from the sale of debt securities to be offered to the public following the effectiveness of the shelf registration statement described above.

          At March 31, 1999, the Company had borrowings of $1,087 million outstanding under the Revolving Facilities. There was $210 million available under the Revolving Facilities after reduction for borrowings and for $78 million of letters of credit usage. The Company's foreign subsidiaries had $87 million available at March 31, 1999, under overdraft facilities that can be withdrawn by the banks at any time. The Company also had $60 million of borrowings outstanding under the Temporary Facility as described above.

         On May 4, 1999, the Securities and Exchange Commission ("SEC") declared effective a shelf registration statement jointly filed by American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. covering $1 billion of senior debt securities (the "1998 Shelf Registration"). The debt securities to be sold under the 1998 Shelf Registration will be issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from the sale of such debt securities for general corporate purposes, which may include the repayment of outstanding debt, including debt incurred to finance the acquisition of the Bathrooms Division of Blue Circle Industries PLC, as well as for certain investments, acquisitions, additions to working capital or capital expenditures.

         The Company plans to offer and sell up to $500 million of senior notes in May 1999 under the 1998 Shelf Registration. Pending completion of that offering, temporary financing of up to $150 million, at the same interest rates applicable under the Temporary Facility described above, has been obtained from Goldman Sachs Credit Partners L.P. to pay principal and interest at maturity on the 10 7/8% senior notes due May 15, 1999. To the exent borrowings are made under this temporary financing, they will be repaid from the proceeds of the sale of senior notes under the 1998 Shelf Registration.

         On May 6, 1999, the Company announced that it had engaged Goldman Sachs & Co. and Vector Securities International, Inc. as advisors to evaluate the potential and prospects for the Company's Medical Systems business and to review and make recommendations to the Company's Board of Directors concerning its strategic options.

         As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.


     Year 2000 Readiness Disclosure

          The following is a Year 2000 Readiness Disclosure in accordance with the Year 2000 Information and Readiness Disclosure Act.

          Year 2000 compliance plan. The Company has established a comprehensive Year 2000 initiative, having appointed teams responsible for all of its locations worldwide, coordinated by team leaders reporting directly to the business group leaders, and in some cases employing third-party experts. The Vice President of Information Technology, who reports directly to the Chairman and Chief Executive Officer, heads the project. Progress reports are made periodically to the Audit Committee of the Board of Directors. The teams are responsible for assuring that all core business systems and transactions with customers, suppliers, financial institutions and other third parties will be Year 2000 ready. Additionally, a consultant has been retained at corporate headquarters to provide overall guidance and assistance with the compliance plan. Consultants have also been employed at various operating locations to augment the efforts of the local Year 2000 teams or to provide expertise in certain areas. In general, a coordinated approach has been undertaken by the Company's Year 2000 teams worldwide, with "best practices" shared among teams. The principal phases of the initiative include:

          Inventory - identification of all technology and systems, including imbedded technology in manufacturing and other operating and control systems that could be affected by the Year 2000 issue. This phase is essentially complete.

          Assessment- testing and evaluating whether remediation is necessary and prioritizing tasks based on whether the system is evaluated as "critical", the size of the system and the perceived risk. This phase is ongoing but was essentially complete by the end of the first quarter of 1999.

          Remediation and Testing - Remediation includes the replacement or modification of non-compliant technology with technology that is Year 2000 compliant. All new or modified systems are expected to be tested in a Year 2000 environment from the beginning of the transaction process to the end. Completion is expected by mid-1999 for all core systems. Existing non-core systems will be modified and tested, or contingency plans will be put in place to minimize or eliminate the effect of Year 2000 problems. Completion of non-core systems is expected in the third and fourth quarters of 1999.

          Contingency planning - development of contingency plans in situations where there is substantial risk that compliance will not be achieved at any Company location or by any critical supplier in time to avoid Year 2000 problems. Contingency plans are expected to be in place by mid-1999.

          Third party relationships - communicating and working with suppliers, customers and other third parties with whom the Company does business to minimize the potential adverse effects of Year 2000 problems. This includes evaluating new and previously sold products that incorporate equipment controls with imbedded technology to identify and resolve any problems that customers may have with Company products as a result of the arrival of the year 2000.

         State of readiness. Management believes that substantial progress has been made towards the objective of having all core business systems Year 2000 compliant. The project's phases are in varying degrees of completion. We define substantial progress as the fact that at March 31, 1999, approximately 85% of the Company's Year 2000 plan has been completed. When situations are identified where there is substantial risk that any important objectives of the project will not be met, the Company has dedicated and will continue to dedicate additional resources.

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

         Third-party relationships. The Company has initiated communications with suppliers, customers and other third parties to identify and assess Year 2000 risks and to develop solutions that will minimize any adverse impact on the Company. Over 75%, in number, of the Company's suppliers have responded, and the Company expects to resolve timely any identified problems with critical or non-responding suppliers or to develop contingency plans where possible. The Company's manufacturing facilities are highly dependent on public utilities, especially electrical power, natural gas, water and communications companies. There is a risk that suppliers or others on whom the Company relies will not successfully address Year 2000 issues. Should one or more critical suppliers be unable to supply us with products or services at any of the Company's 120 manufacturing locations, and the Company or the supplier not have established appropriate contingency plans, such failure could result in the inability of the Company, at that location, to deliver products on a timely basis and have a material adverse effect on the results of operations at that location.

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

         Costs. The Company's estimated cost to become Year 2000 compliant is approximately $22 million. Of this, approximately $15 million are costs being charged to expense as incurred, including internal and external labor to repair or modify existing software, and costs of consultants employed at various locations to assist with implementation of the Company's plan. The balance of estimated costs represent replacement hardware and software to be capitalized. Through March 31, 1999, approximately $12 million had been expended, of which $8 million had been charged to expense. These costs are generally not incremental to existing information technology budgets, as existing internal resources were redeployed and the costs of consultants employed are less than 10% of total Year 2000 costs. The costs of implementing client server technology and other software changes made for reasons other than the Year 2000 and which were not accelerated are not included in these estimates. There were no significant deferrals of information technology projects because of the Company's response to Year 2000 issues. Information technology planning has incorporated client server and Year 2000 initiatives for several years and, therefore, there has been little effect on the Company's operations because of unexpected deferrals of projects important to growth or competitiveness. All costs are being funded from operating cash flows or other resources available to the Company. Based upon information currently available and current estimates, management believes that the Company's costs to become Year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. Total costs, anticipated impact and the expected dates to complete the various phases of the project are based on management's best estimates using information currently available and certain assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, impacts and completion dates could differ materially from those plans. See "Disclosure Regarding Forward Looking Statements".

   -----------------------

   Disclosure Regarding Forward Looking Statements

         Comments in this Quarterly Report on Form 10-Q contain certain forward-looking statements that are based on management's good faith expectations and belief concerning future developments. Actual results may differ materially from these expectations as a result of many factors, relevant examples of which are set forth in the Company's 1998 Annual Report on Form 10-K and in the "Management's Discussion and Analysis" section of the Company's 1998 Annual Report to Shareholders and Quarterly Reports on Form 10-Q.

                           PART II. OTHER INFORMATION


   Item  1.  Legal Proceedings.

         For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.

   Item 5.  Other Information.

         For a discussion of the Company's shelf registration statement filed jointly by American Standard Companies Inc. and its wholly-owned subsidiary, American Standard Inc. covering $1 billion of senior debt securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I, which is incorporated herein by reference.

   Item  6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K.

               (i) The Company filed a Current Report on Form 8-K dated February
                   12, 1999, that described:

                    1. The acquisition of the Bathrooms Division of Blue Circle Industries PLC.

                    2. The short-term credit agreement entered into between American Standard Companies Inc., American Standard Inc. and Goldman Sachs Credit Partners L.P. for the temporary refinancing of $60 million of the purchase price of the Bathrooms Division of Blue Circle Industries PLC.

                    3. The announcement of the Company's earnings for the year ended December 31, 1998.

                                    SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                          AMERICAN STANDARD INC.







                                                        ------------------------
                                                                 G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)









May 13, 1999

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS



Exhibit No.                                 Description

    (27)                            Financial Data Schedule