Form 10-Q
period 1999-06-30
AMERICAN STANDARD INC
filed 1999-08-12
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                       OR

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

             July 31, 1999                                         1,000 shares

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                              (Dollars in millions)

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                              1999         1998        1999      1998
                                              ----- -      -----       -----     ----

SALES                                       $1,936       $1,795      $3,610    $3,288
                                            ------       ------      ------    ------

COST AND EXPENSES
  Cost of sales                              1,424        1,315       2,675     2,439
  Selling and administrative expenses          312          289         612       547
  Other (income) expense                        (1)           9          (4)        8
  Interest expense                              47           51          93       102
                                            ------       ------      ------    ------
                                             1,782        1,664       3,376     3,096
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                     154          131         234       192
Income taxes                                    64           53          97        78
                                            ------       ------      ------    ------

INCOME BEFORE EXTRAORDINARY ITEM                90           78         137       114
Extraordinary loss on retirement of
    debt, net of tax                             -           50           -        50
                                            ------       ------      ------    ------

NET INCOME                                  $   90       $   28      $  137    $   64
                                            ======       ======      ======    ======

                                              See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions)


                                                        June 30,    December 31,
                                                          1999          1998
                                                        ------        ------
CURRENT ASSETS
Cash and cash equivalents                               $   46        $   65
Accounts receivable                                      1,159           939
Inventories
    Finished products                                      325           269
    Products in process                                    108            97
    Raw materials                                          112            92
                                                         ------       ------
                                                           545           458
Other current assets                                       142           129
                                                        ------        ------
TOTAL CURRENT ASSETS                                     1,892         1,591

FACILITIES, less accumulated depreciation;
    June 1999 - $597; Dec. 1998- $611                    1,321         1,241
GOODWILL                                                 1,019           833
OTHER ASSETS                                               960           885
                                                        ------        ------
TOTAL ASSETS                                            $5,192        $4,550
                                                        ======        ======

CURRENT LIABILITIES
Loans payable to banks                                  $  906        $  732
Current maturities of long-term debt                        16           169
Accounts payable                                           539           544
Accrued payrolls                                           217           204
Other accrued liabilities                                  746           710
                                                        ------        ------
TOTAL CURRENT LIABILITIES                                2,424         2,359

LONG-TERM DEBT                                           1,914         1,528
RESERVE FOR POSTRETIREMENT BENEFITS                        470           478
OTHER LIABILITIES                                          528           530
                                                        ------        ------
TOTAL LIABILITIES                                        5,336         4,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                          -             -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                             -             -
Capital surplus                                            580           571
Accumulated deficit                                       (555)         (692)
Foreign currency translation effects                      (169)         (224)
                                                        ------        ------
TOTAL STOCKHOLDER'S DEFICIT                               (144)         (345)
                                                        ------        ------
                                                        $5,192        $4,550
                                                        ======        ======



                             See accompanying notes


                     AMERICAN STANDARD INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                                           Six months ended
                                                               June 30,
                                                           1999       1998
                                                          -----      -----

CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                            $137       $ 114
    Depreciation                                            80          66
    Amortization of goodwill and other intangibles          29          25
    Non-cash interest                                        4          28
    Non-cash stock compensation                              -           4
    Changes in assets and liabilities:
        Accounts receivable                               (191)       (151)
        Inventories                                        (46)        (62)
        Accounts payable and other accruals                 38         148
        Other assets and liabilities                       (22)          9
                                                         -----       -----
    Net cash provided by operating activities               29         181
                                                         -----       -----

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment              (81)        (97)
    Investments in affiliated companies
      and other businesses                                 (26)        (10)
    Investment in computer software                        (34)        (14)
    Acquisition of Armitage/Dolomite, net
      of cash acquired                                    (430)          -
    Other                                                   (2)         (5)
                                                         -----       -----
    Net cash used by investing activities                 (573)       (126)
                                                         -----       -----
  FINANCING ACTIVITIES:
    Net loan from Parent                                     2           5
    Proceeds from issuance of long-term debt               460       1,011
    Repayments of long-term debt, including
       redemption premium                                 (171)       (966)
    Net change in revolving credit facility                220         (32)
    Net change in other short-term debt                     16           6
    Financing costs and other                               (3)        (35)
                                                         -----       -----
  Net cash provided (used) by financing activities         524         (11)
                                                         -----       -----
Effect of exchange rate changes on cash and
    cash equivalents                                         1           -
                                                         -----       -----
Net increase (decrease) in cash and cash equivalents       (19)         44
Cash and cash equivalents at beginning of period            65          29
                                                         -----       -----
Cash and cash equivalents at end of period               $  46       $  73
                                                         =====       =====


                             See accompanying notes

                     AMERICAN STANDARD INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


Note 2.  Restructuring and Asset Impairment Charges

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

The Plumbing Products charge of $185 million reflects the closure of five plants in Europe and two in North America. The charge includes a loss on the sale of the French distribution operations, costs related to a workforce reduction of approximately 1,600 people and, applying the criteria of FAS 121, write-downs of impaired fixed assets and related goodwill.

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



Following  is a summary of the  restructuring  and asset  impairment  charges accrued and activity  through June 30, 1999  (dollars in millions):
                                                                     Balance   Paid first    Balance
                                 Initial      Non-cash   Paid in     Dec. 31    six months   June 30
                                   Charge    Write-off     1998       1998       of 1999       1999
                                   ------    ---------     -----      ------     ---------     ----

   Termination payments
      to employees                  $49.8        $ -       $10.4       $39.4         $27.3     $12.1
   Other employee costs              33.6          -         4.3        29.3           2.3      27.0
   Facilities write-downs (a)        88.3         72.4       -          15.9            .6      15.3
   Loss on sale of French
      distribution business (b)      19.1         14.9       3.6          .6           -          .6
   Other                              9.5          1.4        .2         7.9           2.2       5.7
                                   ------        -----     -----       -----         -----     -----
                                   $200.3        $88.7     $18.5       $93.1         $32.4     $60.7
                                   ======        =====     =====       =====         =====     =====

 (a)Includes goodwill write-down of $31.3 million related to the facilities write-down for the French plumbing manufacturing operations.

 (b) Includes goodwill write-off of $12.3 million.


The initial charge of $200.3 million was comprised of non-cash asset write-offs of $88.7 million and accrued charges of $111.6 million. Of the $60.7 million unpaid balance of accrued charges as of June 30, 1999, the Company expects that most will be paid by the end of 1999 and the remainder in 2000.

The accrued termination payments to employees include only severance payments after termination. Other employee-related costs include negotiated supplemental payments to pension funds and other payments to union organizations for the benefit of terminated employees. Of the 1,800 employees being terminated, approximately 1,500 are hourly factory workers and 300 are salaried administrative personnel. As of June 30, 1999, approximately 1,245 employees had been terminated.

The facilities being closed and written down include eight owned and four leased manufacturing plants, and the related manufacturing equipment. The owned plants are being held for disposal and, accordingly, were written down to the lower of carrying amount or fair value, less costs to sell. Two of those facilities will be demolished and the land held for sale. Leases on the four rented facilities will be terminated upon payment of obligations specified or negotiated under the lease contracts. Manufacturing equipment being scrapped was written off and equipment being sold has been written down to the lower of carrying amount or fair value, less costs to sell. The net carrying value of land, buildings and equipment held for sale as of June 30, 1999 was $12 million. The closure of certain facilities necessitates the investigation of potential environmental contamination or the legal or regulatory requirement to remediate the facility. In addition, the sale of one facility contractually obligates the Company to demolish and remediate the site.

Approximately one-half of other restructuring costs are leasehold termination costs, with the remainder consisting of cash grants forfeited upon closure of a facility in Italy and other miscellaneous costs.

Note 3.  Acquisition

On February 2, 1999, the Company acquired the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $430 million, including fees and expenses and net of cash acquired, with borrowings under the Company's 1997 Credit Agreement. The acquired business consists of two principle businesses, Armitage

Shanks, a United Kingdom manufacturer, and Ceramica Dolomite, an Italian manufacturer ("Armitage/Dolomite") and had 1998 sales of approximately $290 million and assets at December 31, 1998 of approximately $250 million. Armitage/Dolomite has 3 large and 9 small facilities located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. The Company expects to complete its plans to integrate Armitage/Dolomite into existing European operations by the end of 1999. This process could result in additional expenses or increase the amount of goodwill.

This acquisition is being accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. Although the evaluation process is not expected to be completed until the end of 1999, the Company's preliminary estimates indicate that goodwill of approximately $250 million will be recorded.


Note 4.  Public Offering of Debt

On May 28, 1999, American Standard Inc. completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10-7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the February 1999 Armitage/Dolomite acquisition. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to a shelf registration statement jointly filed by American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. covering $1 billion of senior debt (the "1998 Shelf Registration"). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc.


Note 5.  Comprehensive Income

Total comprehensive income, consisting of net income or loss and foreign currency translation effects, for the three months ended June 30, 1999 and 1998 was $127 million and $23 million, respectively, and for the six months ended June 30, 1999 and 1998 was $192 million and $72 million, respectively.

Note 6.  Tax Matters

As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 7.  Impact of Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company's use of derivative instruments and hedging activities is minimal and, therefore, management believes that the adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or financial position.


Note 8.  Segment Data

                         Summary Segment and Income Data
                              (Dollars in millions)
                                   (Unaudited)

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                          -------------------------   --------------------------
                                             1999          1998          1999           1998
                                          -----------   -----------   -----------    -----------
Sales:
      Air Conditioning Products             $ 1,188       $ 1,112       $ 2,130        $ 1,950
      Plumbing Products                         459           384           873            742
      Automotive Products                       264           274           556            546
      Medical Systems                            25            25            51             50
                                            -------       -------       -------        -------
                                            $ 1,936       $ 1,795       $ 3,610        $ 3,288
                                            =======       =======       =======        =======
Segment income (loss):
      Air Conditioning Products (a)         $   153       $   139       $   229        $   212
      Plumbing Products                          46            33            80             52
      Automotive Products                        36            42            76             84
      Medical Systems                            (5)           (5)          (10)            (9)
                                            -------       -------       -------        -------
                                                230           209           375            339
Equity in net income of
   unconsolidated joint ventures                  9             6            17             12
                                            -------       -------       -------        -------
                                                239           215           392            351
Interest expense                                 47            51            93            102
Corporate and other expenses                     38            33            65             57
                                            -------       -------       -------        -------
Income before income taxes and
   extraordinary item                       $   154       $   131       $   234        $   192
                                            =======       =======       =======        =======

   (a)Financing fees paid by Air Conditioning to the Company's financial services joint venture of $7 million and $12 million for the three and six months ended June 30, 1998, respectively, have been reclassified to Corporate expenses upon adoption of the new segment reporting standard as of December 31, 1998

                          PART 1. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations for the Second Quarter and First Six Months of 1999 Compared with the Second Quarter and First Six Months of 1998

     The Company achieved record sales of $1,936 million in the second quarter of 1999, an increase of $141 million, or 8% (9% excluding unfavorable foreign exchange effects), from $1,795 million in the second quarter of 1998. Sales increased 7% for Air Conditioning Products and 20% for Plumbing Products, declined 4% for Automotive Products and were at the same level as the second quarter of 1998 for Medical Systems.

     Segment income for the second quarter of 1999 was also a record at $230 million, an increase of $21 million, or 10% (12% excluding unfavorable foreign exchange effects), from $209 million in the second quarter of 1998. Segment income increased 10% for Air Conditioning Products and 39% for Plumbing Products but declined 14% for Automotive Products. Medical Systems' segment loss was at the same level as in the second quarter of 1998.

     Sales for the first half of 1999 were $3,610 million, an increase of $322 million, or 10% (with little overall effect from foreign exchange), from $3,288 million in the first half of 1998. Sales increased 9% for Air Conditioning Products, 18% for Plumbing Products and 2% for Automotive Products, while sales for Medical Systems were at the same level as the first half of 1998. Segment income was $375 million for the first half of 1999, an increase of 11% (12% excluding unfavorable foreign exchange effects), compared with $339 million in the first half of 1998. Segment income increased 8% for Air Conditioning Products and 55% for Plumbing Products but declined 10% for Automotive Products. The segment loss for Medical Systems was $10 million for the first half of 1999 compared with a loss of $9 million for the first half of 1998.

     Sales of Air Conditioning Products increased 7% (with little overall effect from foreign exchange) to $1,188 million for the second quarter of 1999, from $1,112 million for the second quarter of 1998. Worldwide Applied Systems sales increased 6% due to increases in the U.S. commercial equipment business and a strong performance in sales and service operations, partly offset by a small decline in the international applied business, primarily in Asia. U.S. sales of commercial applied products increased 11% because of higher volumes, reflecting continued strength in the U.S. commercial applied business and the acquisition of sales and service offices. Worldwide Unitary Systems sales increased 8% (with little foreign exchange effect) primarily from higher volumes in U.S. residential and commercial operations and a small increase in the international unitary business. U.S. unitary sales increased 10% reflecting continued strength in the U.S. commercial and residential unitary markets, aided by the effects of warmer-than-normal weather. International unitary sales increased 2% (3%
excluding foreign exchange effects) principally as a result of volume improvements in Europe, partly offset by a decline in the Middle East. Sales for Air Conditioning Products for the first half of 1999 increased by 9% (with little foreign exchange effect) to $2,130 million from $1,950 million in the first half of 1998, primarily for the same reasons explaining the second quarter increase and the adverse effect in the first quarter of 1998 of a four-week strike at the Lexington, Kentucky, air handling facility.

         Segment income of Air Conditioning Products increased 10% (with little effect from foreign exchange) to $153 million in the second quarter of 1999 from $139 million in the second quarter of 1998. Worldwide Applied Systems benefited from improved volume in the U.S., partly offset by weakness in international markets. Worldwide Unitary Systems posted strong growth, primarily in the U.S., as both volume and margins improved over an excellent prior year performance. Segment income for the first half of 1999 increased 8% (with little effect from foreign exchange) to $229 million from $212 million in the first half of 1998, essentially for the reasons mentioned for the second quarter increase and the effect in the first quarter of 1998 of the strike at Lexington, partly offset by the effect of a three-week strike at the Clarksville commercial facility in the first quarter of 1999.

         Sales of Plumbing Products increased 19% (23% excluding unfavorable foreign exchange effects) to $459 million in the second quarter of 1999, from $384 million in the second quarter of 1998, primarily as a result of gains in Europe and the Americas. The European increase included $76 million of sales as a result of the Armitage/Dolomite acquisition on February 2, 1999 (see
   Note 2 of Notes to Financial Statements), partly offset by a reduction of $17 million of sales related to the divestiture of French distribution operations in the fourth quarter of 1998. Excluding the acquisition and the divestiture, sales in Europe and Asia were essentially flat. Sales in the Americas increased 13% (17% excluding unfavorable foreign exchange effects) due to continued strong growth in the U.S. and gains in Latin America. U.S. operations achieved a 16% sales increase on higher volume, primarily through expanding retail and wholesale channels. Sales of Plumbing Products for the first half of 1999 increased 18% (19% excluding unfavorable foreign exchange effects) to $873 million from $742 million in the first half of 1998. This increase was due principally to the same factors affecting second quarter results.

         Segment income of Plumbing Products for the second quarter of 1999 was $46 million, an increase of 39% (48% excluding unfavorable foreign exchange effects) from $33 million for the 1998 second quarter. The increase was principally attributable to margin improvements from the restructuring of European operations as part of a low-cost sourcing program, the Armitage/Dolomite acquisition and substantial volume improvements in the Americas. The successful restructuring of both the Americas and European Plumbing businesses has substantially lowered their cost structures resulting in improving trends in margins and profitability. Segment income for the first half of 1999 increased 54% (60% excluding unfavorable foreign exchange effects) to $80 million from $52 million in the first half of 1998. The increase resulted primarily for the same reasons as those responsible for the second quarter increase.

         Sales of Automotive Products for the second quarter of 1999 were $264 million, a decrease of 4% (but an increase of 1% excluding unfavorable foreign exchange effects) from $274 million in the second quarter of 1998. This exchange-adjusted increase resulted primarily from increased shipments of anti-lock braking systems (ABS) to the Company's U.S. braking systems joint venture, higher product content per vehicle on new model introductions in 1998 and sales by the U.S. compressor manufacturing joint venture. Increased export sales to the U.S. in the second quarter of 1999 reflected the full phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers. Sales to European commercial vehicle manufacturers were down slightly in the quarter, as unit volume of truck and bus production in Western Europe decreased 4% from the second quarter of 1998. Brazilian sales also experienced a decline. Sales of Automotive Products for the first half of 1999 increased 2% (4% excluding unfavorable foreign exchange effects) to $556 million from $546 million in the first half of 1998, primarily for the reasons cited for the second quarter increase.

         Segment income for Automotive Products for the second quarter of 1999 decreased $6 million ($4 million excluding unfavorable foreign exchange effects) to $36 million from $42 million in the second quarter of 1998. This was primarily the result of the weak economy in Brazil, increased product development spending in Europe and product mix reflecting increased export sales. Segment income for Automotive Products for the first half of 1999 was $76 million, a decrease of 10% (8% excluding unfavorable foreign exchange effects) from $84 million in the first half of 1998, principally for the same reasons cited for the second quarter decrease.

         Medical Systems sales were $25 million in the quarter, the same as the prior year second quarter, reflecting increased sales of new diagnostic products offset by the expected sales declines of older radioimmunoassay products. The segment loss of $5 million was at the same level as the second quarter of 1998. Development costs of new diagnostic products and accelerated virus research continues at a high level. In the first half of 1999 Medical Systems sales were $51 million and the segment loss was $10 million, both essentially the same as for the first half of 1998, primarily for the same reasons as in the second quarter of 1999.

         Equity in net income of unconsolidated joint ventures increased to $9 million in the second quarter of 1999 from $6 million in the year-earlier quarter, and increased to $17 million in the first half of 1999 from $12 million in the 1998 first half, reflecting the continued strong growth of Automotive Products' U.S. braking systems joint venture.


   Other Summary Income Data Items

         Interest expense decreased by $4 million in the second quarter of 1999 and by $9 million in the first half of 1999 compared to the year-earlier quarter and first half, due to lower average interest rates achieved through 1998 and 1999 debt refinancings, which more than offset the effect of increased debt arising principally from the Armitage/Dolomite acquisition. Corporate and other expenses in the second quarter of 1999 were $38 million, $5 million higher than in the prior year second quarter mainly due to higher corporate spending. For the same reasons, in the first half of 1999, corporate and other expenses were $8 million higher than in the first half of 1998.

         The income tax provision for the second quarter of 1999 was $64 million and for the first half of 1999 was $97 million, or 41.5% of pretax income, compared with provisions of $53 million and $78 million, or 40.5% of pretax income (before extraordinary item) in the comparable periods of 1998.


   Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $89 million, was $29 million for the first six months of 1999, compared with net cash provided of $181 million for the same period of 1998. The $152 million decrease resulted primarily from unfavorable changes in working capital items principally related to growth of the business, payments against the restructuring reserve, and differences in the timing of accruals and disbursements in the two periods. Accounts receivable and inventories increased in the first six months of both years, reflecting the normal seasonal pattern. The receivables increase was larger in 1999 primarily because of increased sales. The Company made capital expenditures of $107 million for the first six months of 1999, including $26 million of investments in affiliated companies and other businesses (but excluding the Armitage/Dolomite acquisition) compared with capital expenditures of $107 million in the first six months of 1998, including $10 million of investments in affiliated companies. The Company also invested $34 million in computer software in the first six months of 1999, compared with $14 million in the 1998 period.

         In January 1997 the Company entered into the 1997 Credit Agreement which requires no repayment of principal prior to its expiration in 2002, and provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), which by their nature are short-term, and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements with which the Company believes it is currently in compliance.

         In December 1998, the 1997 Credit Agreement was amended principally to permit American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, and to lower the interest coverage ratios and increase the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10-7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures, including the acquisition of Armitage/Dolomite described below.

         On February 2, 1999, the Company acquired the Bathrooms Division of Blue Circle Industries PLC (Armitage/Dolomite), a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $430 million, including fees and expenses and net of cash acquired, with borrowings under the Company's 1997 Credit Agreement. This acquisition is being accounted for as a purchase. Armitage/Dolomite had 1998 sales of approximately $290 million and assets at December 31, 1998 of approximately $250 million. The acquired business has 3 large and 9 small facilities, located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. The Company expects to complete its plans to integrate Armitage/Dolomite into existing European operations by the end of 1999. This process could result in additional expenses or increase the amount of goodwill (see Note 3 of Notes to the Financial Statements).

          At June 30, 1999, the Company had borrowings of $830 million outstanding under the Revolving Facilities. There was $461 million available under the Revolving Facilities after reduction for borrowings and for $84 million of letters of credit usage. The Company's foreign subsidiaries had $74 million available at June 30, 1999, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $32 million available under bank credit facilities after reduction for borrowings of $12 million and letters of credit usage of $11 million.

         On May 28, 1999, American Standard Inc. completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10-7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the February 1999 Armitage/Dolomite acquisition. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to the 1998 Shelf Registration (see Note 4 of Notes to Financial Statements). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures.

     On May 6,  1999,  the  Company  engaged  Goldman  Sachs  & Co.  and  Vector
Securities International, Inc. as advisors (the "Advisors") to evaluate the potential and prospects for the Company's Medical Systems business and to review and make recommendations to the Company's Board of Directors concerning its strategic options. On July 20, 1999 the Company issued a press release related to the status and progress to date of research that has identified a virus ("SEN-V") present in blood samples of certain humans afflicted with liver diseases of unknown cause (the text of which press release is filed as Exhibit 99 to this Report). The Board of Directors, the Company's management and the Advisors are continuing to explore strategic options for the Company's Medical Systems segment with a view to protect and realize the potential inherent value to stockholders related to its recent findings regarding SEN-V.

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


Year 2000 Readiness Disclosure

     The following is a Year 2000 Readiness Disclosure in accordance with the Year 2000 Information and Readiness Disclosure Act.

     Year 2000 compliance plan. The Company has established a comprehensive Year 2000 initiative, having appointed teams responsible for all of its locations worldwide, coordinated by team leaders reporting directly to the business group leaders, and in some cases employing third-party experts. The Vice President of Information Technology, who reports directly to the Chairman and Chief Executive Officer, heads the project. Progress reports are made periodically to the Audit Committee of the Board of Directors. The teams are responsible for assuring that all core business systems and transactions with customers, suppliers, financial institutions and other third parties will be Year 2000 ready. Additionally, a consultant has been retained at corporate headquarters to provide overall guidance and assistance with the compliance plan. Consultants have also been employed at various operating locations to augment the efforts of the local Year 2000 teams or to provide expertise in certain areas. In general, a coordinated approach has been undertaken by the Company's Year 2000 teams worldwide, with "best practices" shared among teams. The principal phases of the initiative include:

               * Inventory - identification of all technology and systems, including imbedded technology in manufacturing and other operating and control systems that could be affected by the Year 2000 issue. This phase is essentially complete.

               * Assessment - testing and evaluating whether remediation is necessary and prioritizing tasks based on whether the system is evaluated as "critical", the size of the system and the perceived risk. This phase is ongoing but was essentially complete by the end of the first quarter of 1999.

          * Remediation and Testing - Remediation includes the replacement or modification of non-compliant technology with technology that is Year 2000 compliant. Remediation of core systems was more than 95% complete as of June 30, 1999, and remediation of the remainder will be completed in the third quarter of 1999. Remediation of non-core systems is approximately 85% completed as of June 30, 1999, and remediation of the remainder will be completed in the third and fourth quarters of 1999. Wherever possible, new or modified systems will be tested in a Year 2000 environment from the beginning of the transaction process to the end. However, since in many cases, mainframe systems have been replaced with vendor provided software that has already been fully tested for Year 2000 compliance, testing of those systems is not expected to reveal any problems. Most systems will be fully tested by the end of the third quarter. However, testing is expected to continue for some systems during the fourth quarter of 1999.

           * Contingency planning - development of contingency plans in situations where there is substantial risk that compliance will not be achieved at any Company location or by any critical supplier in time to avoid Year 2000 problems. Substantially all contingency plans are expected to be in place by the end of the third quarter of 1999.

           * Third party relationships - communicating and working with suppliers, customers and other third parties with whom the Company does business to minimize the potential adverse effects of Year 2000 problems. This includes evaluating new and previously sold products that incorporate equipment controls with imbedded technology to identify and resolve any problems that customers may have with Company products as a result of the arrival of the year 2000.

         State of readiness. Management believes that substantial progress has been made towards the objective of having all core business systems Year 2000 compliant. We define substantial progress as the fact that at June 30, 1999, approximately 90% of the Company's Year 2000 plan has been completed. When situations are identified where there is substantial risk that any important objectives of the project will not be met, the Company has dedicated and will continue to dedicate additional resources.

         For several years the Company has been converting most of its mainframe computer applications and systems worldwide to client server technology and, in conjunction therewith, has been installing software that is Year 2000 compliant. For all systems other than mainframe, software that is Year 2000 compliant is also being installed, including desktop applications. Most of these initiatives were undertaken irrespective of Year 2000 considerations and, with few exceptions, implementation would have been completed before the year 2000. All such installations scheduled for completion in 1999 will be completed by the end of the third quarter of 1999. For those installations not scheduled to be completed until the year 2000, revisions have been made to existing systems to ensure readiness.

         Third-party relationships. The Company has initiated communications with suppliers, customers and other third parties to identify and assess Year 2000 risks and to develop solutions that will minimize any adverse impact on the Company. Over 75% of the Company's suppliers have responded. The Company expects to resolve timely any identified problems with critical or non-responding suppliers and to develop contingency plans where possible. The Company's manufacturing facilities are highly dependent on public utilities, especially electrical power, natural gas, water and communications companies. There is a risk that suppliers or others on whom the Company relies will not successfully address Year 2000 issues. Should one or more critical suppliers be unable to supply us with products or services at any of the Company's 120 manufacturing locations, and the Company or the supplier not have established appropriate contingency plans, such failure could result in the inability of the Company, at that location, to deliver products on a timely basis and have a material adverse effect on the results of operations at that location.

         The Company does not believe that it has material Year 2000 exposure with respect to products sold to customers. The only Company products containing imbedded electronic systems subject to Year 2000 issues are commercial air conditioning and medical products. The Company has evaluated the imbedded electronic control systems in products sold to its commercial air conditioning systems and medical products customers. Computer controls for commercial air conditioning systems and medical products have been checked and replaced or modified where necessary. This process is essentially completed for air conditioning products and will be completed for medical products in the third quarter of 1999.

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

         Risks and contingency plans. Management believes that the Company's most reasonably likely worst case scenario is some short-term, localized disruptions of systems, manufacturing operations, facilities or suppliers that will affect individual business operations, rather than broad-based, systemic, or long-term problems affecting operating segments or groups of operations. The most significant uncertainties relate to critical suppliers, particularly electrical power, water, natural gas and communications companies, and suppliers of parts and materials that are vital to the continuity of operations. The Company believes that the greatest risks of such disruptions exist outside the U.S. and Western Europe, where approximately 14% of the Company's sales occur, and that such disruptions, if any, will not have a material effect on the Company's results of operations or financial position. Contingency plans are being formulated and put in place, where possible, for all critical suppliers. These measures include finding alternative sources of supply, purchasing safety stocks of certain parts and materials and forming emergency response teams at each operating location to deal with any problems which develop.

         Costs. The Company's estimated cost to become Year 2000 compliant is approximately $22 million. Of this, approximately $15 million are costs being charged to expense as incurred, including internal and external labor to repair or modify existing software, and costs of consultants employed at various locations to assist with implementation of the Company's plan. The balance of estimated costs represent replacement hardware and software which is being capitalized. Through June 30, 1999, approximately $16 million had been expended, of which $11 million had been charged to expense. These costs are generally not incremental to existing information technology budgets, as existing internal resources were redeployed and the costs of consultants employed are less than 10% of total Year 2000 costs. The costs of implementing client server technology and other software changes made for reasons other than the Year 2000 and which were not accelerated are not included in these estimates. There were no significant deferrals of information technology projects because of the Company's response to Year 2000 issues. Information technology planning has incorporated client server and Year 2000 initiatives for several years and, therefore, there has been little effect on the Company's operations because of unexpected deferrals of projects important to growth or competitiveness. All costs are being funded from operating cash flows or other resources available to the Company. Based upon information currently available and current estimates, management believes that the Company's costs to become Year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. Total costs, anticipated impact and the expected dates to complete the various phases of the project are based on management's best estimates using information currently available and certain assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, impacts and completion dates could differ materially from those plans. See "Disclosure Regarding Forward Looking Statements".

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



   Item 5.  Other Information.

         For a discussion of the public sale of the equivalent of $460 million of Senior Notes pursuant to the Company's shelf registration statement covering $1 billion of senior debt securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I, which is incorporated herein by reference.

   Item  6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K dated April 29, 1999, that described:

          1. The announcement of the Company's earnings for the first quarter of 1999.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          AMERICAN STANDARD INC.








                                                             /s/ G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)









August 12, 1999

                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS





                Exhibit No.                Description
                   (12)                    Ratio of Earnings to Fixed Charges

                   (27)                    Financial Data Schedule

                   (99)                    Press release dated July 20, 1999.