Form 10-Q
period 1999-09-30
AMERICAN STANDARD INC
filed 1999-11-12
CIK 5850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

               October 31, 1999                                    1,000 shares

                          PART 1. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             AMERICAN STANDARD INC.
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                              (Dollars in millions)

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,

                                                   1999      1998    1999      1998
                                                 ------    ------  ------    ------

SALES                                            $1,899    $1,728   $5,509   $5,016
                                                 ------    ------  ------    ------

COST AND EXPENSES
  Cost of sales                                   1,418     1,298    4,093    3,737
  Selling and administrative expenses               309       282      921      829
  Restructuring charge                                -        35        -       35
  Other expense (income)                              2        (1)      (3)       7
  Interest expense                                   47        43      141      145
                                                 ------    ------  ------    ------
                                                  1,776     1,657    5,152    4,753
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                          123        71      357      263
Income taxes                                         51        35      148      113
                                                 ------    ------  ------    ------
INCOME BEFORE
    EXTRAORDINARY ITEM                               72        36      209      150
Extraordinary loss on retirement of debt,
    net of tax                                        -         -        -       50
                                                 ------    ------  ------    ------

NET INCOME                                       $   72    $   36   $  209   $  100
                                                 ======    ======   ======    =====

                             See accompanying notes


                             AMERICAN STANDARD INC.
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions)

                                               SEPTEMBER 30,        DECEMBER 31,
                                                    1999                 1998
                                               ------------         ------------
CURRENT ASSETS
Cash and cash equivalents                        $    45               $   65
Accounts receivable                                1,166                  939
Inventories
    Finished products                                307                  269
    Products in process                              109                   97
    Raw Materials                                    118                   92
                                                  ------               ------
                                                     534                  458
Other Current Assets                                 135                  129
                                                  ------               ------
TOTAL CURRENT ASSETS                               1,880                1,591


FACILITIES, less accumulated depreciation;
    Sept. 1999 - $620; Dec. 1998- $611             1,354                1,241
GOODWILL                                           1,036                  833
OTHER ASSETS                                         943                  885
                                                  ------               ------
TOTAL ASSETS                                      $5,213               $4,550
                                                  ======               ======

CURRENT LIABILITIES
Loans payable to banks                             $ 780                $ 732
Current maturities of long-term debt                  31                  169
Accounts payable                                     532                  544
Accrued payrolls                                     250                  204
Other Accrued Liabilities                            759                  710
                                                  ------               ------
TOTAL CURRENT LIABILITIES                          2,352                2,359

LONG-TERM DEBT                                     1,944                1,528
RESERVE FOR POSTRETIREMENT BENEFITS                  474                  478
OTHER LIABILITIES                                    535                  530
                                                  ------               ------
TOTAL LIABILITIES                                  5,305                4,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Preferred stock, Series A, 1,000 shares issued
    and outstanding, par value $.01                    -                    -
Common stock, 1,000 shares issued and
    outstanding, $.01 par value.                       -                    -
Capital surplus                                      585                  571
Accumulated deficit                                 (483)                (692)
Foreign currency translation effects                (194)                (224)
                                                  ------               ------
TOTAL STOCKHOLDER'S DEFICIT                          (92)                (345)
                                                  ------               ------
                                                  $5,213               $4,550
                                                  ======               ======


                             See accompanying notes

                             AMERICAN STANDARD INC.
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,

                                                           1999      1998
                                                           ----      ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                            $209     $ 150
    Depreciation                                           113        98
    Amortization of goodwill and other intangibles          45        40
    Restructuring charges                                    -        35
    Non-cash interest                                        5        30
    Non-cash stock compensation                              -         4
    Changes in assets and liabilities:
        Accounts receivable                               (196)     (177)
        Inventories                                        (38)      (64)
        Accounts payable and other accruals                 66       140
        Other Assets and Liabilities                        28        (8)
                                                          ----      ----
    Net cash provided by operating activities              232       248
                                                          ----      ----
  INVESTING ACTIVITIES:

    Purchase of property, plant and equipment             (140)     (156)
    Investments in affiliated companies
      and other businesses                                 (40)      (16)
    Investment in computer software                        (58)      (14)
    Acquisition of Armitage/Dolomite, net
      of cash acquired                                    (430)        -
    Other                                                   (1)       (3)
                                                          ----      ----
    Net cash used by investing activities                 (669)     (189)
                                                          ----      ----

  FINANCING ACTIVITIES:

    Net loan from Parent                                     3       (35)
    Proceeds from issuance of long-term debt               483     1,011
    Repayments of long-term debt, including
     redemption premium                                   (173)     (971)
    Net change in revolving credit facility                 92       (10)
    Net change in other short-term debt                     13         8
    Financing costs and other                               (1)      (34)
                                                          ----      ----
  Net cash provided (used) by financing activities         417       (31)
                                                          ----      ----

Effect of exchange rate changes on cash and
    cash equivalents                                         -         -
                                                          ----      ----
Net increase (decrease) in cash and cash equivalents       (20)       28
Cash and cash equivalents at beginning of period            65        29
                                                          ----      ----
Cash and cash equivalents at end of period                $ 45      $ 57
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

The Air Conditioning Products charge of $7 million involves the closure of one plant in Australia, one plant in Europe and a workforce reduction of 115 people. The Automotive Products charge of $5 million primarily reflects a workforce reduction of 75 people in Europe related to outsourcing certain machining work to lower-cost vendors and the closure of three small plants. A restructuring charge of $3 million was also recorded for Medical Systems, relating to asset write-offs and severance payments.


Following is a summary of the restructuring and asset impairment charges accrued and activity through September 30, 1999 (dollars in millions):

                                                                     Balance    Paid first    Balance
                                 Initial      Non-cash   Paid in    Dec. 31,   nine months   Sept. 30,
                                   Charge    Write-Off     1998       1998       OF 1999         1999
                                   ------    ---------     -----      ------     ---------       ----
   Termination payments
      to employees                  $49.8        $ -       $10.4       $39.4         $28.0       $11.4
   Other employee costs              33.6          -         4.3        29.3           7.0        22.3
   Facilities write-downs (a)        88.3         72.4       -          15.9           3.5        12.4
   Loss on sale of French
      distribution business (b)      19.1         14.9       3.6          .6            .6           -
   Other                              9.5          1.4        .2         7.9           2.4         5.5
                                   ------        -----     -----       -----         -----       -----
                                   $200.3        $88.7     $18.5       $93.1         $41.5       $51.6
                                   ======        =====     =====       =====         =====       =====

     (A)Includes goodwill write-down of $31.3 million related to the facilities write-down for the french plumbing manufacturing operations.

     (B) Includes goodwill write-off of $12.3 million.

The initial charge of $200.3 million was comprised of non-cash asset write-offs of $88.7 million and accrued charges of $111.6 million. Of the $51.6 million unpaid balance of accrued charges as of September 30, 1999, the Company expects that most will be utilized by the end of 1999 and the remainder in 2000.

The accrued termination payments to employees include only severance payments after termination. Other employee-related costs include negotiated supplemental payments to pension funds and other payments to union organizations for the benefit of terminated employees. Of the 1,800 employees being terminated, approximately 1,500 are hourly factory workers and 300 are salaried administrative personnel. As of September 30, 1999, approximately 1,250 employees had been terminated.

The facilities being closed and written down include eight owned and four leased manufacturing plants, and the related manufacturing equipment. The owned plants are being held for disposal and, accordingly, were written down to the lower of carrying amount or fair value, less costs to sell. Two of those facilities will be demolished and the land held for sale. Leases on the four rented facilities will be terminated upon payment of obligations specified or negotiated under the lease contracts. Manufacturing equipment being scrapped was written off and equipment being sold has been written down to the lower of carrying amount or fair value, less costs to sell. The net carrying value of land, buildings and equipment held for sale as of September 30, 1999 was $12 million. The closure of certain facilities necessitates the investigation of potential environmental contamination or the legal or regulatory requirement to remediate the facility. In addition, the sale of one facility contractually obligates the Company to demolish and remediate the site.

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

This acquisition is being accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. Although the evaluation process is not expected to be completed until the end of 1999, the Company's estimate indicates that goodwill of approximately $250 million will be recorded.

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

NOTE 5.  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income or loss and foreign currency translation effects, for the three months ended September 30, 1999 and 1998 was $47 million and $26 million, respectively, and for the nine months ended September 30, 1999 and 1998 was $239 million and $98 million, respectively.

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

NOTE 7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board Issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company's use of derivative instruments and hedging activities are not significant and, therefore, management believes that the adoption of Statement No. 133 will not have a material effect on the Company's results of operations or financial position.

NOTE 8.  SEGMENT DATA

                         Summary Segment and Income Data
                              (Dollars in millions)
                                   (Unaudited)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------   -----------------------
                                              1999          1998          1999         1998
                                           ---------     ---------      --------    ---------
Sales:

      Air Conditioning Products              $ 1,179       $ 1,053       $ 3,309      $ 3,003
      Plumbing Products                          443           387         1,316        1,129
      Automotive Products                        255           265           811          811
      Medical Systems                             22            23            73           73
                                             -------       -------       -------      -------

                                             $ 1,899       $ 1,728       $ 5,509      $ 5,016
                                             =======       =======       =======      =======
Segment income (loss):

      Air Conditioning Products (a)            $ 141         $ 114         $ 369        $ 326
      Plumbing Products                           42            27           122           79
      Automotive Products                         27            33           103          117
      Medical Systems                            (10)           (6)          (20)         (15)
                                             -------       -------       -------      -------
                                                 200           168           574          507
Restructuring expenses                             -           (35)            -          (35)

Equity in net income of
     unconsolidated joint ventures                 9             9            27           21
                                             -------       -------       -------      -------
                                                 209           142           601          493

Interest expense                                 (47)          (43)         (141)        (145)
Corporate and other expenses                     (39)          (28)         (103)         (85)
                                             -------       -------       -------      -------

Income before income taxes and
     extraordinary item                      $   123        $   71       $   357      $   263
                                             =======        ======       =======      =======

   (a)Financing fees paid by Air Conditioning to the Company's financial services joint venture of $7 million and $19 million for the three and nine months ended September 30, 1998, respectively, have been reclassified to Corporate expenses upon adoption of the new segment reporting standard as of December 31, 1998.

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 1999 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF 1998

     The Company achieved record third quarter sales in 1999 of $1,899 million, an increase of $171 million, or 10% (12% excluding unfavorable foreign exchange effects), from $1,728 million in the third quarter of 1998. Sales increased 12% for Air Conditioning Products and 14% for Plumbing Products, declined 4% for Automotive Products and were essentially at the same level as the third quarter of 1998 for Medical Systems.

     Segment income for the third quarter of 1999 was also a record at $200 million, an increase of $32 million, or 19% (22% excluding foreign exchange effects), from $168 million in the third quarter of 1998. Segment income increased 24% for Air Conditioning Products and 56% for Plumbing Products but declined 18% for Automotive Products. Medical Systems' segment loss was $10 million compared with a loss of $6 million in the year-earlier quarter.

     Sales for the first nine months of 1999 were $5,509 million, an increase of $493 million, or 10% (11% excluding foreign exchange effects), from $5,016 million in the first nine months of 1998. Sales increased 10% for Air Conditioning Products, 17% for Plumbing Products, while sales for Automotive Products and Medical Systems were at the same level as the first nine months of 1998. Segment income was $574 million for the first nine months of 1999, an increase of 13% (15% excluding the unfavorable effects of foreign exchange), compared with $507 million in the first nine months of 1998. Segment income increased 13% for Air Conditioning Products and 54% for Plumbing Products but declined 12% for Automotive Products. The segment loss for Medical Systems was $20 million for the first nine months of 1999 compared with a loss of $15 million for the first nine months of 1998.

     Sales for Air Conditioning Products were $1,179 million for the third quarter of 1999, an increase of 12% (with little effect from foreign exchange) from $1,053 million for the third quarter of 1998. U.S. markets expanded an estimated 5% to 6%, as replacement and renovation continued to grow and new housing and commercial construction remained near record high levels. Markets outside the US were mixed, with Europe up slightly while markets in Asia and Latin America were down. Worldwide Applied Systems sales increased 12% due to increases in the U.S. commercial equipment business, a strong performance in sales and service operations and a 3% increase in the international applied business, where gains in Europe and Canada more than offset declines in Latin America and Asia. U.S. sales of commercial applied products increased 16% because of higher volumes, reflecting continued strength in the U.S. commercial applied business and the acquisition of sales and service offices. Worldwide Unitary Systems sales also increased 12% (with little foreign exchange effect) primarily from higher volumes in U.S. residential and commercial operations, partly offset by a small decrease in the international unitary business. U.S. unitary sales increased 15% reflecting continued strength in the U.S. commercial and residential unitary markets, aided by the effects of warmer-than-normal weather. International unitary sales declined 3% (2% excluding foreign exchange effects) principally as a result of volume decreases in Latin America. Sales for Air Conditioning Products for the first nine months of 1999 increased 10% (with little foreign exchange effect) to $3,309 million from $3,003 million in the first nine months of 1998, primarily for the same reasons explaining the third quarter increase and the adverse effect in the first quarter of 1998 of a four-week strike at the Lexington, Kentucky, air handling facility.

         Segment income for Air Conditioning Products increased 24% (with little effect from foreign exchange) to $141 million in the third quarter of 1999 from $114 million in the 1998 third quarter. Worldwide Applied Systems benefited from improved volume in the U.S., plus cost improvements in international businesses, primarily Europe. Worldwide Unitary Systems posted strong growth, primarily in the U.S., as both volume and margins improved over an excellent prior year performance. This primarily reflected the effects of warmer-than-normal weather on U.S. sales of residential products and increased volumes in the U.S commercial unitary business. Segment income for the first nine months of 1999 increased 13% (with little foreign exchange effect) to $369 million from $326 million in the first nine months of 1998. This gain resulted essentially for the reasons mentioned for the third quarter increase and the effect in the first quarter of 1998 of the strike at Lexington, partly offset by the effect of a three-week strike at the Clarksville commercial facility in the first quarter of 1999.

         Sales for Plumbing Products increased 14% (18% excluding unfavorable foreign exchange effects) to $443 million in the third quarter of 1999 from $387 million in the third quarter of 1998, primarily as a result of gains in Europe and the Americas. The gain reflected an increase of 14% in the U.S. and 29% in international sales excluding unfavorable foreign exchange effects. The European increase included $74 million of sales from the Armitage/Dolomite businesses acquired in February 1999 (see Note 3 of Notes to Financial Statements), partly offset by a reduction of $17 million of sales related to the divestiture of French distribution operations in the fourth quarter of 1998. Excluding the acquisition and the divestiture, sales in Europe were essentially flat with the prior year third quarter. Sales in Asia declined slightly. Sales in the Americas increased 3% (5% excluding unfavorable foreign exchange effects) due to continued strong market growth and gains in market share in the U.S., partly offset by a decrease in Latin America, where markets declined significantly. U.S. operations achieved a 14% sales increase on higher volume, primarily through expanding retail and wholesale market channels. Sales of Plumbing Products for the first nine months of 1999 increased 17% (19% excluding foreign exchange effects) to $1,316 million from $1,129 million in the first nine months of 1998 due principally to the same factors affecting the third quarter results.

         Segment income of Plumbing Products for the third quarter of 1999 was $42 million, an increase of 56% (68% excluding unfavorable foreign exchange effects) from $27 million for the 1998 third quarter. The increase was principally attributable to the Armitage/Dolomite acquisition, substantial volume improvements in the Americas and margin improvements from the restructuring of European operations as part of a low-cost sourcing program. The successful restructuring of both the Americas and European Plumbing businesses has substantially lowered their cost structures resulting in improving trends in margins and profitability. In the U.S., segment income improved because of higher sales volume. Latin American operations were flat to the prior-year third quarter despite a volume decrease. Segment income for the first nine months of 1999 increased by 54% (62% excluding foreign exchange effects) from the first nine months of 1998, primarily for the reasons responsible for the third quarter increase.

         Sales of Automotive Products for the third quarter of 1999 were $255 million, a decrease of 4% (but an increase of 2% excluding unfavorable foreign exchange effects) from $265 million in the third quarter of 1998. Increased shipments of anti-lock braking systems (ABS) to the Company's U.S. braking systems joint venture, higher product content per vehicle on new models introduced in 1998 and sales by the U.S. compressor manufacturing joint venture were more than offset by unfavorable foreign exchange effects. Increased export sales to the U.S. in the third quarter of 1999 reflected the full phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers, and a 20% increase in U.S. truck production. Sales to European commercial vehicle manufacturers declined slightly in the quarter, as unit volumes of truck and bus production in Western Europe decreased 5% from the third quarter of 1998. Brazilian sales also experienced a decline, as truck production decreased 38%. Sales of Automotive Products for the first nine months of 1999 were $811 million, unchanged from the like 1998 period, but increased 3% excluding unfavorable foreign exchange effects, primarily for the reasons explaining the third quarter increase.

         Segment income for Automotive Products for the third quarter of 1999 decreased $6 million ($4 million excluding unfavorable foreign exchange effects) to $27 million from $33 million in the third quarter of 1998. This was primarily the result of a one-time shared cost associated with a design change, increased product development spending in Europe and a product mix reflecting increased export sales, partly offset by increased income from the U.S. compressor manufacturing joint venture. Segment income for Automotive Products for the first nine months of 1999 was $103 million, a decrease of 12% (8% excluding unfavorable foreign exchange effects) from $117 million in the first nine months of 1998, principally for the same reasons cited for the third quarter decrease.

     Medical Systems sales were $22 million in the third quarter of 1999, flat to the prior-year third quarter, reflecting increased sales of new diagnostic products offset by the expected sales decline of older radioimmunoassay products. The segment loss of $10 million was $4 million higher than the third quarter of 1998, entirely due to a one-time charge associated with the discontinuance of in-house manufacturing of breath test instruments and kits in favor of lower-cost vendor sourcing. Development costs of new diagnostic products and accelerated virus research continued at a high level. Medical Systems sales for the first nine months of 1999 were $73 million, the same as for the first nine months of 1998, and the operating loss was $20 million, $5 million larger than for the same 1998 period, primarily for the reasons explaining the third quarter changes.

OTHER SUMMARY INCOME DATA ITEMS

         Equity in net income of unconsolidated joint ventures was $9 million in the third quarter of 1999, the same as in the year-earlier quarter, and increased to $27 million in the first nine months of 1999 from $21 million in the first nine months of 1998. This reflected the continued strong growth of Automotive Products' U.S. braking systems joint venture, offset in the third quarter of 1999 by small declines in other joint ventures.

         Interest expense increased by $4 million in the third quarter of 1999 compared to the year-earlier quarter due to the effect of increased debt arising principally from the Armitage/Dolomite acquisition, partly offset by lower average interest rates achieved through 1998 and 1999 debt refinancings. For the first nine months of 1999, interest expense was $4 million lower compared with the first nine months of 1998, where the effect of the lower average interest rates more than offset the effect of increased debt arising from the February 1999 Armitage/Dolomite acquisition. Corporate and other expenses in the third quarter of 1999 were $39 million, $11 million higher than in the prior-year third quarter. This increase was mainly due to a one-time charge related to pension benefits, increased financing fees paid to the Company's financial services joint venture because of increased volumes in the U.S. businesses and other Corporate spending. For the same reasons, in the first nine months of 1999, corporate and other expenses were $18 million higher than in the first nine months of 1998.

         The income tax provision for the third quarter of 1999 was $51 million and for the first nine months of 1999 was $148 million, at an effective income tax rate of 41.5% of pretax income for both periods. The income tax provisions for the third quarter and first nine months of 1998 were $35 million and $113 million, respectively. Those provisions reflect an unusually high effective tax rate because there is little tax benefit on the restructuring charges incurred in the third quarter of 1998. Excluding those restructuring charges, the effective rates for the third quarter and first nine months of 1998 were 39.1% and 40.5% of income before extraordinary item. The lower effective rate in the third quarter of 1998 reflects the year-to-date adjustment to 40% from the 40.5% rate used in the first half of the year.

         Results for the nine months ended September 30, 1998 included an extraordinary charge of $50 million, net of income taxes, attributable to call premiums and the write-off of unamortized debt issuance costs on debt redeemed in the second quarter of 1998 as described below.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities, after cash interest paid of $133 million, was $232 million for the first nine months of 1999, compared with net cash provided of $248 million for the same period of 1998. The $16 million decrease resulted, despite higher earnings, primarily from unfavorable changes in working capital items principally related to growth of the business, payments against the restructuring reserve, and differences in the timing of accruals and disbursements in the two periods. The Company made capital expenditures of $180 million for the first nine months of 1999, including $40 million of investments in affiliated companies and other businesses (but excluding the Armitage/Dolomite acquisition described below) compared with capital expenditures of $172 million in the first nine months of 1998, including $16 million of investments in affiliated companies. The Company also invested $58 million in computer software in the first nine months of 1999, compared with $14 million in the 1998 period.

         In January 1997 the Company entered into the 1997 Credit Agreement which requires no repayment of principal prior to its expiration in 2002, and provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), which by their nature are short-term, and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements with which the Company believes it is in compliance.

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

         On February 2, 1999, the Company acquired Armitage/Dolomite, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $430 million, including fees and expenses and net of cash acquired, with borrowings under the Company's 1997 Credit Agreement. This acquisition is being accounted for as a purchase. Armitage/Dolomite had 1998 sales of approximately $290 million and assets at December 31, 1998 of approximately $250 million. The acquired business has 3 large and 9 small facilities, located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. The Company expects to complete its plans to integrate Armitage/Dolomite into existing European operations by the end of 1999. This process could result in additional expenses or increase the amount of goodwill (see Note 3 of Notes to the Financial Statements).

          At September 30, 1999, the Company had borrowings of $708 million outstanding under the Revolving Facilities. There was $597 million available under the Revolving Facilities after reduction for borrowings and for $70 million of letters of credit usage. The Company's foreign subsidiaries had $113 million available at September 30, 1999, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $28 million available under bank credit facilities after reduction for borrowings of $17 million and letters of credit usage of $10 million.

         On May 28, 1999, American Standard Inc. completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10-7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the Armitage/Dolomite acquisition. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to the 1998 Shelf Registration (see Note 4 of Notes to Financial Statements). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures.

         On May 6, 1999, the Company engaged Goldman Sachs & Co. and Prudential Vector Healthcare Group. as advisors (the "Advisors") to evaluate the potential and prospects for the Company's Medical Systems business and to review and make recommendations to the Company's Board of Directors concerning its strategic options. On July 20, 1999 the Company issued a press release related to the status and progress to date of research that has identified a virus ("SEN-V") present in blood samples of certain humans afflicted with liver diseases of unknown cause. On October 7, 1999, the Board of Directors directed the Company's management to pursue the sale of Medical Systems. The Company's management is now working with the Advisors to develop and implement a plan.

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

               INVENTORY - identification of all technology and systems, including imbedded technology in manufacturing and other operating and control systems that could be affected by the Year 2000 issue. This phase is complete.

               ASSESSMENT - testing and evaluating whether remediation is necessary and prioritizing tasks based on whether the system is evaluated as "critical", the size of the system and the perceived risk. This phase is ongoing but was essentially complete by the end of the first quarter of 1999.

               REMEDIATION AND TESTING - Remediation includes the replacement or modification of non-compliant technology with technology that is Year 2000 compliant. Remediation of core systems was essentially complete as of October 31, 1999, with final tasks expected to be completed in November 1999. Remediation of non-core systems is approximately 97% completed as of October 31, 1999, and remediation of the remainder is expected to be completed in November 1999. Wherever possible, new or modified systems will be tested in a Year 2000 environment from the beginning of the transaction process to the end. However, since in many cases mainframe systems have been replaced with vendor provided software that has already been fully tested for Year 2000 compliance, testing of those systems is not expected to reveal any problems. Testing is expected to continue for some systems during the fourth quarter of 1999.

               CONTINGENCY PLANNING - development of contingency plans in situations where there is substantial risk that compliance will not be achieved at any Company location or by any critical supplier in time to avoid Year 2000 problems. Substantially all contingency plans were in place as of October 31, 1999.

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

STATE OF READINESS. As of October 31, 1999, more than 98% of the Company's Year 2000 plan has been completed. When situations are identified where there is substantial risk that any important objectives of the project will not be met, the Company has dedicated and will continue to dedicate additional resources.

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

THIRD-PARTY RELATIONSHIPS. The Company has initiated communications with suppliers, customers and other third parties to identify and assess Year 2000 risks and to develop solutions that will minimize any adverse impact on the Company. The overwhelming majority of the Company's critical suppliers have responded positively as to their Year 2000 compliance efforts. The Company expects to resolve timely any identified problems with critical or non-responding suppliers and to develop contingency plans where possible. The Company's manufacturing facilities are highly dependent on public utilities, especially electrical power, natural gas, water and communications companies. There is a risk that suppliers or others on whom the Company relies will not successfully address Year 2000 issues. Should one or more critical suppliers be unable to supply products or services at any of the Company's 120 manufacturing locations, and the Company or the supplier not have established appropriate contingency plans, such failure could result in the inability of the Company, at that location, to deliver products on a timely basis and have a material adverse effect on the results of operations at that location.

The Company does not believe that it has material Year 2000 exposure with respect to products sold to customers. The only Company products containing imbedded electronic systems subject to Year 2000 issues are commercial air conditioning and medical products. The Company has evaluated the imbedded electronic control systems in products sold to its commercial air conditioning systems and medical products customers. Computer controls for commercial air conditioning systems have been checked and replaced or modified where necessary. This process has been completed. For medical products, the Company has completed 90% of the modifications and expects to complete the remainder before the end of the year.

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

RISKS AND CONTINGENCY PLANS. Management believes that the Company's most reasonably likely worst case scenario is short-term, localized disruptions of systems, manufacturing operations, facilities or suppliers that will affect individual business operations, rather than broad-based, systemic, or long-term problems affecting operating segments or groups of operations. The most significant uncertainties relate to critical suppliers, particularly electrical power, water, natural gas and communications companies, and suppliers of parts and materials that are vital to the continuity of operations. The Company believes that the greatest risks of such disruptions exist outside the U.S. and Western Europe, where approximately 14% of the Company's sales occur, and that such disruptions, if any, will not have a material effect on the Company's results of operations or financial position. Contingency plans have been formulated and put in place, where possible, for all critical suppliers. These measures include finding alternative sources of supply, purchasing safety stocks of certain parts and materials and forming emergency response teams at each operating location to deal with any problems which develop.

COSTS. The Company's estimated cost to become Year 2000 compliant is approximately $22 million. Of this, approximately $15 million are costs being charged to expense as incurred, including internal and external labor to repair or modify existing software, and costs of consultants employed at various locations to assist with implementation of the Company's plan. The balance of estimated costs represent replacement hardware and software which is being capitalized. Through September 30, 1999, approximately $19 million had been expended, of which $13 million had been charged to expense. These costs are generally not incremental to existing information technology budgets, as existing internal resources were redeployed and the costs of consultants employed are less than 10% of total Year 2000 costs. The costs of implementing client server technology and other software changes made for reasons other than the Year 2000 and which were not accelerated are not included in these estimates. There were no significant deferrals of information technology projects because of the Company's response to Year 2000 issues. Information technology planning has incorporated client server and Year 2000 initiatives for several years and, therefore, there has been little effect on the Company's operations because of unexpected deferrals of projects important to growth or competitiveness. All costs are being funded from operating cash flows or other resources available to the Company. Based upon information currently available and current estimates, management believes that the Company's costs to become Year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. Total costs, anticipated impact and the expected dates to complete the various phases of the project are based on management's best estimates using information currently available and certain assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, impacts and completion dates could differ materially from those plans. See "Disclosure Regarding Forward Looking Statements".

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

ITEM 5.  OTHER INFORMATION

     As previously announced, on October 7, 1999, the Company's Board of Director's directed management to pursue the sale of its Medical Systems segment, elected Jared L. Cohon and Frederic M. Poses directors of the Company and, effective January 1, 2000, elected Mr. Poses to be the Company's Chairman and Chief Executive Officer.

     As previously announced, on October 27, 1999 Joseph S. Schuchert resigned as a director of the Company. The press release of the announcement is attached as Exhibit 99(i) to this quarterly report on Form 10-Q.

     As previously announced, on November 4, 1999 Fred A. Allardyce, Senior Vice President of the Medical Systems segment, resigned his position. The press release of the announcement is attached as Exhibit 99 (ii) to this quarterly report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

          (B) REPORTS ON FORM 8-K. During the quarter ended September 30, 1999, the Company filed no Current Reports on Form 8-K.

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

                                                  AMERICAN STANDARD INC.




                                                  /s/   G. Ronald Simon
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)

November 12, 1999



                             AMERICAN STANDARD INC.

                                INDEX TO EXHIBITS

                EXHIBIT NO.         DESCRIPTION

                   (10)             Employment Agreement of Frederic M. Poses

                   (12)             Ratio of Earnings to Fixed Charges

                   (27)             Financial Data Schedule

                  (99)(i)           Press release dated October 29, 1999

                 (99)(ii)           Press release dated November 4, 1999
